Form 10-Q
period 1996-09-30
TEXAS PETROCHEMICALS CORP
filed 1996-11-19
CIK 1020389

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ........... to ...............

                          Registration Number 333-11569
                                   __________

                        TEXAS PETROCHEMICALS CORPORATION
             (Exact name of registrant as specified in its charter)

                TEXAS                                     74-1778313
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     8707 Katy Freeway, Suite 300
           Houston, Texas                                    77024
(Address of principal executive offices)                   (Zip Code)

                                 (713) 461-3322
              (Registrant's telephone number, including area code)
                                   __________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

     The number of shares of common stock of the registrant outstanding as of November 18, 1996 is 4,162,000.

================================================================================

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheet as of September 30, 1996
           and June 30, 1996 ..............................................   2

         Consolidated Statement of Operations for the three
           months ended September 30, 1996 and 1995 .......................   3

         Consolidated Statement of Cash Flows for the three
           months ended September 30, 1996 and 1995 .......................   4

         Notes to Consolidated Financial Statements .......................   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................  10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................  14

Item 6.  Exhibits and Reports on Form 8-K .................................  14

Signature .................................................................  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                          September 30,          June 30,
                                                                                              1996                 1996
                                                                                          -------------         ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents .....................................................      $     153,725         $  4,780,401
     Investment securities .........................................................               --              6,794,395
     Accounts receivable - trade ...................................................         33,186,807           35,278,643
     Inventories ...................................................................         15,310,823           11,933,478
     Other current assets ..........................................................         13,297,849           11,752,914
                                                                                          -------------         ------------
          Total current assets .....................................................         61,949,204           70,539,831

Property, plant and equipment, net .................................................        255,955,999           81,814,284
Investments in land held for sale ..................................................          3,885,907            6,180,907
Investment in and advances to limited partnership ..................................          3,094,251            2,824,251
Goodwill, net ......................................................................        225,926,355                 --
Other assets, net of accumulated amortization ......................................         14,405,537            6,522,776
                                                                                          -------------         ------------
          Total assets .............................................................      $ 565,217,253         $167,882,049
                                                                                          =============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank overdraft ................................................................      $   3,988,697         $       --
     Accounts payable - trade ......................................................         28,190,240           40,130,860
     Payable to Parent .............................................................            173,675                 --
     Accrued expenses ..............................................................         14,957,404            4,382,657
     Current portion of cash bonus plan ............................................          7,875,000                 --
     Current portion of long-term debt .............................................         13,000,000                 --
     Dividends payable .............................................................               --                677,000
                                                                                          -------------         ------------
          Total current liabilities ................................................         68,185,016           45,190,517

Revolving line of credit ...........................................................               --             13,000,000
Long-term debt .....................................................................        298,750,000                 --
Cash bonus plan ....................................................................         23,625,000                 --
Other liabilities ..................................................................            344,000              344,000
Deferred income taxes ..............................................................        108,128,921           15,763,393
Minority interest in net assets of consolidated subsidiary .........................               --              1,107,070

Commitments and contingencies (Note 4)

Stockholders' equity:
     Common stock, $1 par value, 4,162,000 shares authorized
         and outstanding ...........................................................          4,162,000                 --
     Additional paid in capital ....................................................         71,642,622                 --
     Accumulated deficit ...........................................................           (120,306)                --
     Note receivable from ESOP .....................................................         (9,500,000)                --
     Net equity of Predecessor .....................................................               --             92,477,069
                                                                                          -------------         ------------
          Total stockholders' equity ...............................................         66,184,316           92,477,069
                                                                                          -------------         ------------
               Total liabilities and stockholders' equity ..........................      $ 565,217,253         $167,882,049
                                                                                          =============         ============

          See accompanying notes to consolidated financial statements.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                                       Three Months Ended
                                                                                                           September 30,
                                                                                              --------------------------------------
                                                                                                  1996                      1995
                                                                                              -------------             ------------
Revenues .........................................................................            $ 127,400,596             $112,529,417
Cost of goods sold ...............................................................              109,003,358               93,027,980
Depreciation and amortization ....................................................                7,981,427                3,689,303
     Gross profit ................................................................               10,415,811               15,812,134
                                                                                              -------------             ------------
Selling, general and administrative expenses .....................................                2,149,881                3,235,987
                                                                                              -------------             ------------
          Income from operations .................................................                8,265,930               12,576,147

Interest expense .................................................................                8,749,765                  947,634

Other income, net ................................................................                1,173,316                  310,101
                                                                                              -------------             ------------
          Income before income taxes and minority interest .......................                  689,481               11,938,614

Provision for income taxes .......................................................                  809,787                4,022,769

Minority interest in net loss of consolidated subsidiary .........................                     --                     44,660
                                                                                              -------------             ------------
          Net income (loss) ......................................................            $    (120,306)            $  7,960,505
                                                                                              =============             ============
Loss per share ...................................................................            $       (0.03)
                                                                                              =============
Weighted average shares outstanding ..............................................                4,162,000
                                                                                              -------------

          See accompanying notes to consolidated financial statements

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                        Three Months Ended
                                                                                                            September 30,
                                                                                               ------------------------------------
                                                                                                   1996                      1995
                                                                                               -------------           ------------
Cash flows from operating activities:
     Net income (loss) ..............................................................          $    (120,306)          $  7,960,505
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
          Depreciation of fixed assets ..............................................              6,474,857              3,689,303
          Amortization of goodwill and other assets .................................              1,506,570
          Amortization of debt issue costs ..........................................                405,585                   --
          Earnings from limited partnership .........................................               (270,000)               100,000
          Minority interest in net loss of consolidated subsidiary ..................                   --                  (44,660)
          Deferred income taxes .....................................................                586,112             (1,046,832)
          Change in:
          Accounts receivable .......................................................              2,091,836            (16,333,651)
          Inventories ...............................................................             (3,377,345)              (143,970)
          Other current assets ......................................................             (1,195,537)            (4,670,856)
          Other assets ..............................................................               (161,721)               295,002
          Accounts payable ..........................................................            (11,940,620)            20,463,217
          Payable to Parent .........................................................                173,675                   --
          Accrued expenses ..........................................................             11,074,747              2,193,554
                                                                                               -------------           ------------
               Net cash provided by operating activities ............................              5,247,853             12,461,612

Cash flows from investing activities:
     Capital expenditures ...........................................................             (2,544,546)            (1,247,071)
     Proceeds from the sale of non-plant assets .....................................              1,100,000                   --
     Acquisition of the Company .....................................................           (371,056,866)                  --
     Proceeds from the sale of subsidiary and ranch .................................              7,800,000                   --
     Purchase of investment securities ..............................................                   --               (6,330,990)
     Proceeds from the sale of investment securities ................................              8,488,128                   --
                                                                                               -------------           ------------
              Net cash used in investing activities .................................           (356,213,284)            (7,578,061)

 Cash flows from financing activities:
     Bank overdraft .................................................................              3,988,697              7,108,804
     Proceeds from revolving line of credit .........................................              7,000,000             25,000,000
     Payments of revolving line of credit ...........................................            (20,000,000)                  --
     Proceeds from issuance of long-term debt .......................................            315,000,000             15,000,000
     Payments on long-term debt .....................................................             (3,250,000)                  --
     Payment of cash bonus plan .....................................................             (3,500,000)                  --
     Debt issuance costs ............................................................            (14,639,760)                  --
     Investment by Parent ...........................................................             62,261,295                   --
     Organizational costs ...........................................................               (521,477)                  --
     Payments of notes payable ......................................................                   --                 (305,925)
     Redemption of common stock .....................................................                   --              (95,440,200)
     Proceeds from sale of common stock .............................................                   --               22,600,200
                                                                                               -------------           ------------
              Net cash provided by (used in) financing activities ...................            346,338,755            (26,037,121)
                                                                                               -------------           ------------
Net decrease in cash and cash equivalents ...........................................             (4,626,676)           (21,153,570)
Cash and cash equivalents, at beginning of period ...................................              4,780,401             22,849,440
                                                                                               -------------           ------------
Cash and cash equivalents, at end of period .........................................          $     153,725           $  1,695,870
                                                                                               =============           ============

          See accompanying notes to consolidated financial statements

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     NATURE OF OPERATIONS

     The consolidated financial statements include the accounts of Texas Petrochemicals Corporation and its wholly owned subsidiary, Texas Butylene Chemical Company, collectively referred to as (the "Company"). The Company through its facility in Houston, Texas in the largest producer of butadiene and butene-1, and the second largest producer of methyl tertiary-butyl ether ("MTBE"), in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

     The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices which are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

     GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 1996 and the results of its operations and cash flows for the interim period ended September 30, 1996. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's registration statement on Form S-4 thereto, for the twelve months ended May 31, 1996 and the one month transition period ended June 30, 1996. The June 30, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

     The consolidated balance sheet and the consolidated statements of income and cash flows for the periods prior to July 1, 1996 include the combined presentation of the accounts of Texas Olefins Company, Texas Petrochemicals Corporation, The Texas Falls Corporation and Clarkston Corporation, collectively referred to as (the "Predecessor"), all of which were merged with and into Texas Petrochemicals Corporation in conjunction with the Acquisition described in
Note 2.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

2.   THE ACQUISITION

     On July 1, 1996, Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (the "Affiliate") were acquired for approximately $377 million in a series of transactions (the "Acquisition"). After the transactions TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemicals Holdings, Inc. (the "Parent"). In connection with the acquisition, Texas Petrochemicals Corporation issued $175 million of Senior Subordinated Notes due 2006 (the "Subordinated Notes") and borrowed $140 million under the Bank Credit Agreement. On the closing date of the Acquisition, prior to closing, TOC sold to the previous majority shareholder of TOC for $7.8 million in cash a ranch of approximately 1,900 acres and the livestock and personalty thereon and 80% of the outstanding capital stock of The Texas Falls Corporation ("The Falls") owned by TOC. In June 1996, the Affiliate was dissolved and a $677,000 liquidating dividend was declared to its shareholders.

     The following unaudited pro forma combined statement of income assumes the Acquisition occurred on July 1, 1995. The pro forma combined statement of income reflects several adjusting entries, including but not limited to, increased depreciation and amortization as a result of the increased basis in fixed assets and goodwill and increased interest expense from the incurrance of additional debt. The Acquisition was accounted for as a purchase under generally accepted accounting principles.

                     PRO FORMA COMBINED STATEMENT OF INCOME
                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

Revenues ........................................................... $112.1
Cost of goods sold .................................................   89.6
Depreciation and amortization ......................................    9.0
                                                                     ------
     Gross profit ..................................................   13.5
Selling, general and administrative ................................    2.1
                                                                     ------
          Income from operations ...................................   11.4
Interest expense ...................................................    8.0
Other income, net ..................................................    0.3
                                                                     ------
          Income before income taxes and minority interest .........    3.7
Provision for income taxes .........................................    1.4
Minority interest in net loss of consolidated subsidiary ...........    0.0
                                                                     ------
          Net income ............................................... $  2.3
                                                                     ======

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

3.   Detail of Certain Balance Sheet Accounts

     Inventories:
                                                     September 30,   June 30,
                                                         1996          1996
                                                     ------------   ------------
     Finished goods ..............................   $  8,634,106   $  5,480,723
     Raw materials ...............................      4,878,548      4,533,037
     Chemicals and supplies ......................      1,798,169      1,919,718
                                                     ------------   ------------
                                                     $ 15,310,823   $ 11,933,478
                                                     ============   ============
Property, plant and equipment:
                                                     September 30,   June 30,
                                                         1996          1996
                                                     ------------   ------------
     Chemical plants .............................   $252,586,559   $173,369,404
     Construction in progress ....................      8,266,186      5,377,880
     Other .......................................      2,950,120     13,812,478
                                                     ------------   ------------
                                                      263,802,865    192,559,762
     Less accumulated depreciation, depletion
               and amortization ..................      7,846,866    110,745,478
                                                     ------------   ------------
                                                     $255,955,999   $ 81,814,284
                                                     ============   ============
Other Assets:
                                                     September 30,   June 30,
                                                         1996          1996
                                                     ------------   ------------
     Debt issue costs ............................   $ 14,314,878   $       --
     Organizational costs ........................        521,477           --
     Investment in The Falls and other ...........           --        6,522,776
                                                     ------------   ------------
                                                       14,836,355      6,522,776
     Less accumulated amortization ...............        430,818           --
                                                     ------------   ------------
                                                     $ 14,405,537   $  6,522,776
                                                     ============   ============

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

     Accrued Expenses:
                                                  September 30,       June 30,
                                                      1996              1996
                                                  ------------       -----------
     Accrued interest .....................       $  8,140,508       $    81,157
     Property and sales taxes .............          3,885,064         2,369,815
     Federal and state taxes ..............               --             959,336
     Other ................................          2,931,832           972,349
                                                  ------------       -----------
                                                  $ 14,957,404       $ 4,382,657
                                                  ============       ===========
Long Term Debt:
                                                  September 30,       June 30,
                                                      1996              1996
                                                  ------------       -----------
     Bank Borrowings:
         Term Loans .......................       $136,750,000       $      --
         Revolving Credit Loans ...........               --          13,000,000
     Senior Subordinated Notes ............        175,000,000              --
                                                                     -----------
                                                   311,750,000        13,000,000
     Less current maturities ..............         13,000,000              --
                                                                     -----------
     Long-term debt .......................       $298,750,000       $13,000,000
                                                  ============       ===========

     The Bank Credit Agreement provides for term loans in the amount of $140 million and a revolving credit facility of $40 million. The debt initially bears interest at the greater of the prime rate and the federal funds rate plus 1/2% plus a margin of 1%, due and payable quarterly beginning September 30, 1996. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on July 1 and January 1.


4.   COMMITMENTS AND CONTINGENCIES

     PURCHASE COMMITMENTS

     The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

     LITIGATION

     The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material impact on the Company.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

     STOCKHOLDER ACTION

     Effective July 28, 1995 the Company's Board of Directors approved the redemption of 25,000 shares of Class A common stock and 1,565,670 shares of Class B common stock from certain stockholders for total consideration of approximately $95,000,000. The redemption was paid with cash of approximately $80,000,000 and with the issuance to a former stockholder of a $15,000,000 promissory note due November 1, 1995 collateralized by 915,000 shares of Class B common stock and the personal guarantee of an officer of the Company. In connection with the above redemption the Company's Board of Directors approved the sale of (1) 351,670 shares of Class B treasury stock to certain officers of the Company and to a trust at the price of $60 per share, and (2) 25,000 shares to Class A treasury stock to an officer of the Company at a price of $60 per share. On September 12, 1995, the stock redemption and other transactions described above were not ratified by the Company's stockholders. These items were not ratified due to the abstention of the trustee representing a majority of Class B common stock. The abstaining stockholder has the right, for up to two years from September 12, 1995, to vote in favor of or against the aforementioned transaction or take other action on behalf of the trust beneficiaries. The Company cannot predict what action the abstaining stockholder will take. Accordingly, the Company cannot determine the effect, if any, of this uncertainty on the financial position, results of operations or cash flows of the Company.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. Environmental Protection Agency, the U.S. Coast Guard, the Army Corps of engineers, the Texas Natural Resource Conservation Commission, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-4 (Registration No. 333-11569) should be read in conjunction with the discussion contained herein.

OVERVIEW

     The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions.

REVENUES

     The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three months ended September 30, 1996 and 1995.

REVENUES
                                                 Three months ended
                                                    September 30,
                                       -----------------------------------------
                                             1996                     1995
                                       -----------------       -----------------
                                                  (dollars in millions)
Butadiene ......................       $ 27.4        21%       $ 31.7        28%
MTBE ...........................         69.9        55          44.5        40
n-Butylenes ....................         11.1         9          13.4        12
Specialty Isobutylenes .........         14.9        12          15.4        14
Other(1) .......................          4.1         3           7.5         6
                                       ------       ---        ------       ---
     Total .....................       $127.4       100%       $112.5       100%
                                       ======       ===        ======       ===
------------
(1) Includes Clarkston's trading revenues from third parties (prior period only), utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                                            Three months ended
                                                              September 30,
                                                         ----------------------
                                                          1996             1995
                                                         -----            -----
                                                           (million of pounds,
                                                           except where noted)
Butadiene ....................................           171.7            146.2
MTBE(1) ......................................            85.1             52.1
n-Butylenes ..................................            59.0             81.7
Specialty Isobutylenes .......................            59.6             90.8
------------
(1)  Volumes in million of gallons.

RESULTS OF OPERATIONS

     The following table sets forth an overview of the Company's results of operations.

                                                         Three months ended
                                                           September 30,
                                                   -----------------------------
                                                       1996            1995
                                                   -------------   -------------
                                                        (dollars in millions)
Revenues .......................................   $127.4   100%   $112.5   100%
Cost of goods sold .............................    109.0    86      93.0    83
Depreciation and amortization ..................      8.0     6       3.7     3
                                                   ------   ---    ------   ---
     Gross profit ..............................     10.4     8      15.8    14
Selling, general and administrative expenses ...      2.1     2       3.2     3
                                                   ------   ---    ------   ---
     Income from operations ....................   $  8.3     6%   $ 12.6    11%
                                                   ======   ===    ======   ===

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

  REVENUES

     The Company's revenues increased by approximately 13%, or $14.9 million, to $127.4 million for the three months ended September 30, 1996 from $112.5 million for the three months ended September 30, 1995. This increase was attributable primarily to an increase in sales volumes of MTBE which was partially offset by a decrease in MTBE prices. The volume of MTBE product sold during the period increased due to increased production created as a result of lower demand for specialty isobutylenes. Volumes for n-butylenes and specialty isobutylenes were down compared to the prior period due to a temporary reduction in product required by one customer. An increase in butadiene volumes was more than offset by a decrease in butadiene prices, thus causing an overall decrease in butadiene revenue.

  GROSS PROFIT

     Gross profit decreased by approximately 34%, or $5.4 million, to $10.4 million for the three months ended September 30, 1996 from $15.8 million for the three months ended September 30, 1995. Gross margin during this period decreased to 8.2% from 14.0%. This decrease was primarily attributable to an increase in depreciation and amortization during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition. The decrease was also attributable to lower margins on MTBE sales as a result of higher feedstock costs created by supply shortages in the market. The Company was able to offset a portion of the decline in MTBE margins through an increase in sales volumes.

  INCOME FROM OPERATIONS

     Income from operations decreased by approximately 34%, or $4.3 million, to $8.3 million for the three months ended September 30, 1996 from $12.6 million for the three months ended September 30, 1995. Operating margin during this period decreased to 6.5% from 11.2%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above. The decrease was partially offset by a decrease in selling, general and administrative costs as a result of cost savings subsequent to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net cash provided by operating activities was $5.2 million for the three months ended September 30, 1996 compared to $12.5 million for the three months ended September 30, 1995. The decrease of $7.3 million was primarily attributable to changes in working capital as a result of timing differences in receipts and disbursements of cash. Net cash used in investing activities was $356.2 million for the three months ended September 30, 1996 compared to $7.6 million for the three months ended September 30, 1995. The increase of $348.6 million was primarily attributable to the Acquisition of the Company on July 1, 1996, partially offset by proceeds from the sale of nonplant assets, investment securities, the ranch and common stock in The Texas Falls Corporation. Net cash provided by (used in) financing activities was $346.3 million for the three months ended September 30, 1996 compared to $(26.0) million for the three months ended September 30, 1995. The change of $372.3 million was primarily attributable to the issuance of long-term debt and an investment from the Parent, in order to finance the Acquisition of the Company.

LIQUIDITY

     The Company's liquidity needs arise primarily from principal and interest payments under the $140 million Bank Credit Agreement and $175 million Subordinated Notes incurred in connection with the Acquisition. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, all of which was available for use at September 30, 1996, to provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such Revolving Credit Facility. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock.

CASH BONUS PLAN

     In connection with the Acquisition, the Company established a $35 million Cash Bonus Plan for certain employees of the Company and certain employees of its independent contractors. During the three months ended September 30, 1996, 10% of this amount was paid to eligible participants and the remaining payments will be made in sixteen quarterly installments.

CAPITAL EXPENDITURES

     The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     Part I, Items 1 and 2 and Part II, Item 1 of this document include forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Registration Statement on Form S-4 (Registration No. 333- 11569).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TEXAS PETROCHEMICALS CORPORATION
                                               (Registrant)

Dated: November 19, 1996              By: /s/ CLAUDE E. MANNING
                                                (Signature)
                                              Claude E. Manning
                                           Chief Financial Officer