Form 10-Q
period 1996-12-31
TEXAS PETROCHEMICALS CORP
filed 1997-02-14
CIK 1020389

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

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ........... TO ...............

                          REGISTRATION NUMBER 333-11569

                                  ----------

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

                                (713) 461-3322
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                  ----------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes [X]   No [ ]

   The number of shares of common stock of the registrant outstanding as of February 13, 1997 is 4,162,000.

================================================================================

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                                TABLE OF CONTENTS

                                                                                PAGE
                          PART I. FINANCIAL INFORMATION                         ----
Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of December 31, 1996 and June 30, 1996 .....    2

     Consolidated Statement of Operations for the three and six months ended
        December 31, 1996 and 1995 ............................................    3
     Consolidated Statement of Cash Flows for the six months ended
        December 31, 1996 and 1995 ............................................    4

     Notes to Consolidated Financial Statements ...............................    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations ............................................................   10

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .....................................................   15

Item 6. Exhibits and Reports on Form 8-K ......................................   15

Signature .....................................................................   16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                    DECEMBER 31,            JUNE 30,
                                                                                                       1996                   1996
                                                                                                     ---------              --------
                      ASSETS
Current assets:
      Cash and cash equivalents ........................................................             $     141              $  4,780
      Investment securities ............................................................                  --                   6,794
      Accounts receivable - trade ......................................................                41,112                35,280
      Inventories ......................................................................                21,944                11,933
      Other current assets .............................................................                13,092                11,753
                                                                                                     ---------              --------
          Total current assets .........................................................                76,289                70,540

Property, plant and equipment, net .....................................................               251,601                81,814
Investments in land held for sale ......................................................                 3,886                 6,181
Investment in and advances to limited partnership ......................................                 2,844                 2,824
Goodwill, net ..........................................................................               223,726                  --
Other assets, net of accumulated amortization ..........................................                14,181                 6,523
                                                                                                     ---------              --------
          Total assets .................................................................             $ 572,527              $167,882
                                                                                                     =========              ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Bank overdraft ...................................................................             $  10,477              $   --
      Accounts payable - trade .........................................................                31,253                40,131
      Accrued expenses .................................................................                20,049                 4,383
      Current portion of cash bonus plan ...............................................                 7,875                  --
      Current portion of long-term debt ................................................                13,000                  --
      Dividends payable ................................................................                  --                     677
                                                                                                     ---------              --------
          Total current liabilities ....................................................                82,654                45,191

Revolving line of credit ...............................................................                 4,500                13,000
Long-term debt .........................................................................               295,500                  --
Cash bonus plan ........................................................................                21,656                  --
Deferred income taxes and other ........................................................               106,262                16,107
Minority interest in net assets of consolidated subsidiary .............................                  --                   1,107

Commitments and contingencies (Note 4)

Stockholders' equity:
      Common stock, $1 par value, 4,162,000 shares authorized
      and outstanding ..................................................................                 4,162                  --
      Additional paid in capital .......................................................                71,643                  --
      Accumulated deficit ..............................................................                (4,850)                 --
      Note receivable from ESOP ........................................................                (9,000)                 --
      Net equity of Predecessor ........................................................                  --                  92,477
                                                                                                     ---------              --------
          Total stockholders' equity ...................................................                61,955                92,477
                                                                                                     ---------              --------
              Total liabilities and stockholders' equity ...............................             $ 572,527              $167,882
                                                                                                     =========              ========

          See accompanying notes to consolidated financial statements.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              DECEMBER 31,                       DECEMBER 31,
                                                                     ------------------------------        -------------------------
                                                                        1996               1995              1996             1995
                                                                     -----------        -----------        ---------        --------
Revenues .....................................................       $   119,336        $   113,978        $ 246,736        $226,507
Cost of goods sold ...........................................           107,505             94,529          216,507         187,557
Depreciation and amortization ................................             7,912              3,714           15,894           7,403
                                                                     -----------        -----------        ---------        --------
   Gross profit ..............................................             3,919             15,735           14,335          31,547

Selling, general and administrative expenses .................             2,078              2,614            4,228           5,850
                                                                     -----------        -----------        ---------        --------
        Income from operations ...............................             1,841             13,121           10,107          25,697

Interest expense .............................................             8,618                617           17,367           1,565

Other income (expense), net ..................................               315               (100)           1,488             210
                                                                     -----------        -----------        ---------        --------
        Income (loss) before income taxes
              and minority interest ..........................            (6,462)            12,404           (5,772)         24,342

Provision (benefit) for income taxes .........................            (1,732)             4,118             (922)          8,141

Minority interest in net loss of
   consolidated subsidiary ...................................              --                   44             --                89
                                                                     -----------        -----------        ---------        --------
        Net income (loss) ....................................       $    (4,730)       $     8,330        $  (4,850)       $ 16,290
                                                                     ===========        ===========        =========        ========
Loss per share ...............................................       $     (1.14)                          $   (1.17)
                                                                     ===========                           =========
Weighted average shares outstanding ..........................         4,162,000                           4,162,000
                                                                     ===========                           =========

          See accompanying notes to consolidated financial statements.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                            SIX MONTHS ENDED
                                                                                                               DECEMBER 31,
                                                                                                      -----------------------------
                                                                                                         1996                1995
                                                                                                      ---------            --------
Cash flows from operating activities:
      Net income (loss) ...................................................................           $  (4,850)           $ 16,290
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation of fixed assets ........................................................              12,921               7,403
      Amortization of goodwill and other assets ...........................................               2,973                --
      Amortization of debt issue costs ....................................................                 811                --
      Minority interest in net loss of consolidated subsidiary ............................                --                   (89)
      Deferred income taxes ...............................................................                (584)             (1,510)
      Earnings from limited partnership ...................................................                (270)               --
      Change in:
         Accounts receivable ..............................................................              (5,834)             (7,361)
         Inventories ......................................................................             (10,011)              8,584
         Other current and non-current assets .............................................              (1,735)             (5,442)
         Accounts payable .................................................................              (8,878)             10,133
         Accrued expenses and other liabilities ...........................................              15,322               1,727
                                                                                                      ---------            --------
             Net cash provided by (used in) operating activities ..........................                (135)             29,735

Cash flows from investing activities:
      Capital expenditures ................................................................              (5,171)             (2,108)
      Proceeds from the sale of non-plant assets ..........................................               1,311                --
      Acquisition of the Company ..........................................................            (371,057)               --
      Distribution received from investment in limited partnership ........................                 250                --
      Proceeds from the sale of subsidiary and ranch ......................................               7,800                --
      Purchase of investment securities ...................................................                --                (6,331)
      Proceeds from the sale of investment securities .....................................               8,488                --
                                                                                                      ---------            --------
             Net cash used in investing activities ........................................            (358,379)             (8,439)

 Cash flows from financing activities:
      Bank overdraft ......................................................................              10,478               4,797
      Proceeds from revolving line of credit ..............................................              11,500              30,000
      Payments of revolving line of credit ................................................             (20,000)               --
      Proceeds from issuance of long-term debt ............................................             315,000              15,000
      Payments on long-term debt ..........................................................              (6,500)            (15,305)
      Payment of cash bonus plan ..........................................................              (5,469)               --
      Debt issuance costs .................................................................             (14,522)               --
      Investment by Parent ................................................................              62,909                --
      Reduction in note receivable from ESOP ..............................................               1,000                --
      Organizational costs ................................................................                (521)               --
      Dividends paid ......................................................................                --                (4,000)
      Redemption of common stock ..........................................................                --               (95,440)
      Proceeds from sale of common stock ..................................................                --                22,600
                                                                                                      ---------            --------
             Net cash provided by (used in) financing activities ..........................             353,875             (42,348)
                                                                                                      ---------            --------
Net decrease in cash and cash equivalents .................................................              (4,639)            (21,052)
Cash and cash equivalents, at beginning of period .........................................               4,780              22,849
                                                                                                      ---------            --------
Cash and cash equivalents, at end of period ...............................................           $     141            $  1,797
                                                                                                      =========            ========

          See accompanying notes to consolidated financials tatements.

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

      GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 1996 and the results of its operations and cash flows for the interim period ended December 31, 1996. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's registration statement on Form S-4 thereto, for the twelve months ended May 31, 1996 and the one month transition period ended June 30, 1996. The June 30, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

      The consolidated balance sheet and the consolidated statements of income and cash flows for the periods prior to July 1, 1996 include the combined presentation of the accounts of Texas Olefins Company, Texas Petrochemicals Corporation, The Texas Falls Corporation and Clarkston Corporation, collectively referred to as (the "Predecessor"). Texas Olefins Company was merged with and into Texas Petrochemicals Corporation in conjunction with the Acquisition described in Note 2.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

2.    THE ACQUISITION

      On July 1, 1996, Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (the "Affiliate") were acquired for approximately $377 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemicals Holdings, Inc. (the "Parent"). In connection with the Acquisition, Texas Petrochemicals Corporation issued $175 million of Senior Subordinated Notes due 2006 (the "Subordinated Notes") and borrowed $140 million under the Bank Credit Agreement. On the closing date of the Acquisition, prior to closing, TOC sold to the previous majority shareholder of TOC for $7.8 million in cash a ranch of approximately 1,900 acres and the livestock and personalty thereon and 80% of the outstanding capital stock of The Texas Falls Corporation ("The Falls") owned by TOC. In June 1996, the Affiliate was dissolved and a $677,000 liquidating dividend was declared to its shareholders.

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

                     PRO FORMA COMBINED STATEMENT OF INCOME
                       SIX MONTHS ENDED DECEMBER 31, 1995
                 (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                               DECEMBER 31, 1995
                                                               -----------------
Revenues ......................................................      $225.9
Cost of goods sold ............................................       181.5
Depreciation and amortization .................................        18.0
                                                                  ---------
      Gross profit ............................................        26.4
Selling, general and administrative ...........................         4.1
           Income from operations .............................        22.3
Interest expense ..............................................        15.9
Other income (expense), net ...................................         0.1
                                                                  ---------
           Income before income taxes and minority interest ...         6.5
Provision for income taxes ....................................         2.4
                                                                  ---------
           Net income .........................................        $4.1
                                                                  =========
           Earnings per share .................................       $0.99
           Weighted average shares outstanding ................   4,162,000

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:
                                               DECEMBER 31,        JUNE 30,
                                                  1996               1996
                                                -------            -------
Finished goods ..............................   $12,148            $ 5,480
Raw materials ...............................     7,745              4,533
Chemicals and supplies ......................     2,051              1,920
                                                -------            -------
                                                $21,944            $11,933
                                                =======            =======

PROPERTY, PLANT AND EQUIPMENT:
                                               DECEMBER 31,         JUNE 30,
                                                  1996               1996
                                                --------           --------
Chemical plants .............................   $252,586           $173,369
Construction in progress ....................     10,242              5,378
Other .......................................      3,066             13,812
                                                --------           --------
                                                 265,894            192,559
Less accumulated depreciation, depletion
      and amortization ......................     14,293            110,745
                                                --------           --------
                                                $251,601           $ 81,814
                                                ========           ========

OTHER ASSETS:
                                                DECEMBER 31,        JUNE 30,
                                                   1996               1996
                                                 -------             ------

Debt issue costs ............................    $14,522             $ --
Organizational costs ........................        521               --
Investment in The Falls and other ...........       --                6,523
                                                 -------             ------
                                                  15,043              6,523
Less accumulated amortization ...............        862               --
                                                 -------             ------
                                                 $14,181             $6,523
                                                 =======             ======

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

ACCRUED EXPENSES:
                                                      DECEMBER 31,      JUNE 30,
                                                         1996             1996
                                                       --------          -------
Accrued interest ............................          $ 12,901          $    81
Property and sales taxes ....................             4,609            2,370
Federal and state taxes .....................              --                959
Other .......................................             2,539              973
                                                       --------          -------
                                                       $ 20,049          $ 4,383
                                                       ========          =======

LONG TERM DEBT:
                                                      DECEMBER 31,      JUNE 30,
                                                         1996            1996
                                                       --------         -------
Bank Borrowings:
     Term Loans .............................          $124,500          $  --
     ESOP Loan ..............................             9,000             --
     Revolving Credit Loans .................             4,500           13,000
Subordinated Notes ..........................           175,000             --
                                                       --------          -------
                                                        313,000           13,000
Less current maturities .....................            13,000             --
                                                       --------          -------
Long-term debt ..............................          $300,000          $13,000
                                                       ========          =======

      The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. The debt initially bears interest at the greater of the prime rate and the federal funds rate plus 1/2% plus a margin of 1%, due and payable quarterly beginning September 30, 1996. The Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. For the six months ended December 31, 1996 the Company obtained the necessary waivers under the Bank Credit Agreement for certain financial ratios relating to fixed charge coverage, debt to equity, and net worth.

4.    INCOME TAXES

      The Company's benefit for income taxes for the three and six months ended December 31, 1996 differs from that expected using statutory rates primarily because of the Company's amortization of goodwill related to the Acquisition which is not deductible for tax purposes.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

5.    COMMITMENTS AND CONTINGENCIES

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

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials), and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions.

REVENUES

      The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and six months ended December 31, 1996 and 1995.

REVENUES

                                                      THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                          DECEMBER 31,                                    DECEMBER 31,
                                          ------------------------------------------       -----------------------------------------
                                                 1996                    1995                    1996                    1995
                                          ------------------      ------------------       -----------------       -----------------
                                                                  (DOLLARS IN MILLIONS)
Butadiene ..........................       $ 35.2        30%       $ 28.7        25%       $ 62.6        25%       $ 60.4        27%
MTBE ...............................         58.2        48          47.2        41         128.1        52          91.7        40
n-Butylenes ........................         10.4         9          11.9        11          21.5         9          25.3        11
Specialty Isobutylenes .............         11.0         9          18.6        16          25.9        11          34.0        15
Other(1) ...........................          4.5         4           7.6         7           8.6         3          15.1         7
                                           ------       ---        ------       ---        ------       ---        ------       ---
Total ..............................       $119.3       100%       $114.0       100%       $246.7       100%       $226.5       100%
                                           ======       ===        ======       ===        ======       ===        ======       ===
------------
(1) Includes Clarkston's trading revenues from third parties (prior period only), utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                          DECEMBER 31,            DECEMBER 31,
                                      -------------------     ------------------
                                       1996        1995        1996        1995
                                      ------      -------     ------      ------
                                        (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ......................       184.7       149.1       356.4       295.3
MTBE(1) ........................        65.2        59.2       150.3       111.2
n-Butylenes ....................        56.5        71.6       115.5       153.2
Specialty Isobutylenes .........        41.2        93.8       100.8       184.6
------------
(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    DECEMBER 31,                          DECEMBER 31,
                                                         ----------------------------------      --------------------------
                                                               1996                1995               1996            1995
                                                         ---------------     --------------      ---------------     ------
                                                                  (DOLLARS IN MILLIONS)
Revenues ...........................................     $119.3     100%     $114.0     100%     $246.7     100%     $226.5     100%
Cost of goods sold .................................      107.5      90        94.6      83       216.5      88       187.6      83
Depreciation and amortization ......................        7.9       7         3.7       3        15.9       6         7.4       3
                                                         ------     ---      ------     ---      ------     ---      ------     ---
      Gross profit .................................        3.9       3        15.7      14        14.3       6        31.5      14
Selling, general and administrative ................        2.1       1         2.6       2         4.2       2         5.8       3
                                                         ------     ---      ------     ---      ------     ---      ------     ---
      Income from operations .......................     $  1.8       2%     $ 13.1      12%     $ 10.1       4%     $ 25.7      11%
                                                         ======     ===      ======     ===      ======     ===      ======     ===

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

   REVENUES

      The Company's revenues increased by approximately 5%, or $5.3 million, to $119.3 million for the three months ended December 31, 1996 from $114.0 million for the three months ended December 31, 1995. Butadiene revenues increased as a result of continued strong market demand. Butadiene production levels reached an all-time Company high during the quarter. Specialty isobutylene revenues decreased primarily as a result of lower sales volumes of isobutylene concentrate. The Company supplies all of its isobutylene concentrate to two customers, both of which were adversely affected by high isobutane prices during the quarter. High purity isobutylene revenues decreased slightly during the period as a result of lower sales volumes caused by the timing of product shipments. With the decrease in demand for isobutylene concentrate the Company shifted its isobutylene production, an intermediate feedstock, to the production of MTBE. Demand for MTBE in the market remained strong, thus the Company was able to supply increased volumes at higher sales prices. N-butylenes sales revenue decreased slightly as a result of lower sales volumes of butene-2. Current market conditions allowed the Company's major butene-2 customer to find alternative feedstocks. Butene-1 sales revenues were unchanged as a result of lower sales volumes which were offset by higher sales prices.

   GROSS PROFIT

      Gross profit decreased by approximately 75%, or $11.8 million, to $3.9 million for the three months ended December 31, 1996 from $15.7 million for the three months ended December 31, 1995. Gross margin during the period decreased to 3.3% from 13.8%. The decrease was primarily attributable to higher isobutane costs which resulted in lower margins on MTBE and specialty isobutylene sales. In December 1996, as a result of the decline in MTBE margins, the Company shut down its Dehydro-1 unit for 27 days which has a production capacity of approximately 9,000 barrels per day of isobutylene. Additionally, during October 1996, the Company temporarily shut down Dehydro-1 for 21 days as a result of a scheduled turnaround in order to install a new waste heat boiler. Higher natural gas prices also contributed to a lower gross margin during the quarter. Increased gross profits from the sale of higher volumes of butadiene were sufficient to offset the decrease in gross profit from lower sales volumes of isobutylene concentrate and high purity isobutylene. Gross profit was also negatively impacted by increased depreciation and amortization expense during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition.

   INCOME FROM OPERATIONS

      Income from operations decreased by approximately 86%, or $11.3 million, to $1.8 million for the three months ended December 31, 1996 from $13.1 million for the three months ended December 31, 1995. Operating margin during this period decreased to 1.5% from 11.5%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above. The decrease was partially offset by a decrease in selling, general and administrative costs as a result of cost savings subsequent to the Acquisition.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995

   REVENUES

      The Company's revenues increased by approximately 9%, or $20.2 million, to $246.7 million for the six months ended December 31, 1996 from $226.5 million for the six months ended December 31, 1995. Butadiene revenues increased as a result of higher sales volumes which was partially offset by a slightly lower average sales price compared to the prior period. Butadiene demand remained strong for the entire first half of the fiscal year. Specialty isobutylene revenues decreased primarily as a result of lower sales volumes of isobutylene concentrate. The Company supplies all of its isobutylene concentrate to two customers, both of which were adversely affected by high isobutane prices during the period. High purity isobutylene revenues decreased slightly during the period as a result of lower sales volumes caused by the timing of product shipments. With the decrease in demand for isobutylene concentrate the Company shifted its isobutylene production, an intermediate feedstock, to the production of MTBE. Demand for MTBE in the market remained strong, thus the Company was able to supply increased volumes at higher sales prices. N-butylenes sales revenue decreased slightly as a result of lower sales volumes of butene-2. Current market conditions allowed the Company's major butene-2 customer to find alternative feedstocks. Butene-1 sales revenues increased due to higher sales prices which were partially offset by slightly lower sales volumes.

   GROSS PROFIT

      Gross profit decreased by approximately 55%, or $17.2 million, to $14.3 for the six months ended December 31, 1996 from $31.5 million for the six months ended December 31, 1995. Gross margin during the period decreased to 5.8% from 13.9%. The decrease was primarily attributable to higher isobutane costs which resulted in lower margins on MTBE and specialty isobutylene sales. In December 1996, as a result of the decline in MTBE margins, the Company shut down its Dehydro-1 unit for 27 days which has a production capacity of approximately 9,000 barrels per day of isobutylene. Additionally, during October 1996, the Company temporarily shut down Dehydro-1 for 21 days as a result of a scheduled turnaround in order to install a new waste heat boiler. Higher natural gas prices also contributed to a lower gross profit during the current period. Increased gross profits from the sale of higher volumes of butadiene were sufficient to offset the decrease in gross profit from lower sales volumes of isobutylene concentrate and high purity isobutylene. Gross profit was also negatively impacted by increased depreciation and amortization expense during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition .

   INCOME FROM OPERATIONS

      Income from operations decreased by approximately 61%, or $15.6 million, to $10.1 million for the six months ended December 31, 1996 from $25.7 million for the six months ended December 31, 1995. Operating margin during the period decreased to 4.1% from 11.3%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above. The decrease was partially offset by a decrease in selling, general and administrative costs as a result of cost savings subsequent to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1995

      Net cash provided by (used in) operating activities was $(0.1) million for the six months ended December 31, 1996 compared to $29.7 million for the six months ended December 31, 1995. The decrease of $29.8 million was primarily attributable to the decrease in overall profitability and to a lessor extent, changes in working capital as a result of timing differences in receipts and disbursements of cash. Net cash used in investing activities was $358.4 million for the six months ended December 31, 1996 compared to $8.4 million for the six months ended December 31, 1995. The increase of $350.0 million was primarily attributable to the Acquisition of the Company on July 1, 1996, partially offset by proceeds from the sale of non-plant assets, investment securities, the ranch and common stock in The Falls. Net cash provided by (used in) financing activities was $353.9 million for the six months ended December 31, 1996 compared to $(42.3) million for the six months ended December 31, 1995. The change of $396.2 million was primarily attributable to the issuance of long-term debt and an investment from the Parent, in order to finance the Acquisition of the Predecessor.

   LIQUIDITY

      The Company's liquidity needs arise primarily from principal and interest payments under the $140 million Bank Credit Agreement and $175 million Subordinated Notes incurred in connection with the Acquisition. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which only $4.5 million was in use at December 31, 1996, to provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such Revolving Credit Facility. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. For the six months ended December 31, 1996 the Company obtained the necessary waivers under the Bank Credit Agreement for certain financial ratios relating to fixed charge coverage, debt to equity, and net worth.

   CASH BONUS PLAN

      In connection with the Acquisition, the Company established a $35 million Cash Bonus Plan for certain employees of the Company and certain employees of its independent contractors. In August 1996, 10% of this amount was paid to eligible participants and the remaining payments will be made in sixteen quarterly installments.

   CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. The plan for fiscal 1997 capital expenditures is approximately $10 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Part I, Items 1 and 2 of this document include forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written or oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Registration Statement on Form S-4 (Registration No. 333-11569).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27   Financial Data Schedule

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended December 31, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TEXAS PETROCHEMICALS CORPORATION
                                                    (Registrant)

Dated: February 13, 1996                  By:  CLAUDE E. MANNING
                                                  (Signature)
                                               Claude E. Manning
                                             Chief Financial Officer