Form 10-Q
period 1997-03-31
TEXAS PETROCHEMICALS CORP
filed 1997-05-14
CIK 1020389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ........... TO ...............

                          REGISTRATION NUMBER 333-11569
                                   ----------

                        TEXAS PETROCHEMICALS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                 74-1778313
   (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

     THREE RIVERWAY, SUITE 1500
           HOUSTON, TEXAS                                77056
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                             (713) 627-7474
          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                               ----------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

   The number of shares of common stock of the registrant outstanding as of May 12, 1997 is 4,162,000.

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                             TABLE OF CONTENTS


                                                                        Page

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of March 31, 1997 and June 30, 1996.......    2

   Consolidated Statement of Operations for the three and nine months ended
      March 31, 1997 and 1996..............................................    3
   Consolidated Statement of Cash Flows for the nine months ended
      March 31, 1997 and 1996..............................................    4

   Notes to Consolidated Financial Statements..............................    5

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   10

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................   15
Item 6. Exhibits and Reports on Form 8-K...................................   15
Signature..................................................................   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                        CONSOLIDATED BALANCE SHEET
              (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)

                                                                   MARCH 31,     JUNE 30,
                                                                    1997          1996
                                                                  ---------      --------
               ASSETS
Current assets:
    Cash and cash equivalents ...............................     $     127      $  4,780
    Investment securities ...................................          --           6,794
    Accounts receivable - trade .............................        37,992        35,280
    Inventories .............................................        23,563        11,933
    Other current assets ....................................        17,096        11,753
                                                                  ---------      --------
       Total current assets .................................        78,778        70,540

Property, plant and equipment, net ..........................       246,521        81,814
Investments in land held for sale ...........................         3,886         6,181
Investment in and advances to limited partnership ...........         2,958         2,824
Goodwill, net ...............................................       220,249          --
Other assets, net of accumulated amortization ...............        12,499         6,523
                                                                  ---------      --------
       Total assets .........................................     $ 564,891      $167,882
                                                                  =========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Bank overdraft ..........................................     $  10,661      $   --
    Accounts payable - trade ................................        30,431        40,131
    Accrued expenses ........................................        10,867         4,383
    Current portion of cash bonus plan ......................         7,875          --
    Current portion of long-term debt .......................         6,437          --
    Dividends payable .......................................          --             677
                                                                  ---------      --------
       Total current liabilities ............................        66,271        45,191

Revolving line of credit ....................................        16,180        13,000
Long-term debt ..............................................       300,926          --
Cash bonus plan .............................................        19,687          --
Deferred income taxes and other .............................       105,055        16,107
Minority interest in net assets of consolidated subsidiary ..          --           1,107

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock, $1 par value, 4,162,000 shares authorized
    and outstanding .........................................         4,162          --
    Additional paid in capital ..............................        71,643          --
    Accumulated deficit .....................................       (10,533)         --
    Note receivable from ESOP ...............................        (8,500)         --
    Net equity of Predecessor ...............................          --          92,477
                                                                  ---------      --------
       Total stockholders' equity ...........................        56,772        92,477
                                                                  ---------      --------
         Total liabilities and stockholders' equity .........     $ 564,891      $167,882
                                                                  =========      ========

          See accompanying notes to consolidated financial statements.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                          MARCH 31,                              MARCH 31,
                                                                -----------------------------         -----------------------------
                                                                     1997              1996                1997              1996
                                                                -----------         ---------         -----------         ---------
Revenues ...............................................        $   120,529         $ 107,203         $   367,265         $ 333,710
Cost of goods sold .....................................            109,140            91,362             325,647           278,919
Depreciation and amortization ..........................              7,635             3,782              23,529            11,185
                                                                -----------         ---------         -----------         ---------
  Gross profit .........................................              3,754            12,059              18,089            43,606

Selling, general and administrative expenses ...........              1,899             2,549               6,127             8,399
                                                                -----------         ---------         -----------         ---------
      Income from operations ...........................              1,855             9,510              11,962            35,207

Interest expense .......................................              8,722               569              26,089             2,134

Other income (expense)
  Loss on disposal of assets and
     investment securities, net ........................               --              (4,496)               --              (4,165)
  Impairment of investment in land .....................               --             (12,592)               --             (12,592)
  Other, net ...........................................                547              (477)              2,035              (598)
                                                                -----------         ---------         -----------         ---------
                                                                        547           (17,565)              2,035           (17,355)
                                                                -----------         ---------         -----------         ---------
      Income (loss) before income taxes,
       extraordinary loss and minority
       interest ........................................             (6,320)           (8,624)            (12,092)           15,718

Provision (benefit) for income taxes ...................             (2,093)           (3,782)             (3,015)            4,359
                                                                -----------         ---------         -----------         ---------

      Income (loss) before extraordinary
       loss and minority interest ......................             (4,227)           (4,842)             (9,077)           11,359

Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $784 ..................              1,456              --                 1,456              --

Minority interest in net loss of
  consolidated subsidiary ..............................               --                  39                --                 128
                                                                -----------         ---------         -----------         ---------

      Net income (loss) ................................        $    (5,683)        $  (4,803)        $   (10,533)        $  11,487
                                                                ===========         =========         ===========         =========

Loss per common share:
        Before extraordinary loss ......................        $     (1.02)                          $     (2.18)
        Extraordinary loss .............................               (.35)                                 (.35)
                                                                -----------                           -----------
                                                                $     (1.37)                          $     (2.53)
                                                                ===========                           ===========

Weighted average shares outstanding ....................          4,162,000                             4,162,000
                                                                ===========                           ===========

          See accompanying notes to consolidated financial statements.

                TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)
                                (UNAUDITED)

                                                                                                           NINE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                    -------------------------------
                                                                                                       1997                  1996
                                                                                                    ---------              --------
Cash flows from operating activities:
    Net income (loss) .................................................................             $ (10,533)             $ 11,487
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Extraordinary loss ................................................................                 1,456                  --
    Impairment of investment in land ..................................................                  --                  12,592
    Depreciation of fixed assets ......................................................                19,097                11,185
    Amortization of goodwill and other assets .........................................                 4,432                  --
    Amortization of debt issue costs and deferred premium .............................                 1,170                  --
    Minority interest in net loss of consolidated subsidiary ..........................                  --                    (128)
    Deferred income taxes .............................................................                (1,710)               (2,064)
    Earnings from limited partnership .................................................                  (584)                 --
    Change in:
      Accounts receivable .............................................................                (2,712)               (5,744)
      Inventories .....................................................................               (11,630)                6,557
      Other current and non-current assets ............................................                (5,000)              (10,013)
      Accounts payable ................................................................                (9,700)                4,752
      Accrued expenses and other liabilities ..........................................                 6,140                (5,642)
                                                                                                    ---------              --------
         Net cash provided by (used in) operating activities ..........................                (9,574)               22,982

Cash flows from investing activities:
    Capital expenditures ..............................................................                (6,552)               (2,330)
    Proceeds from the sale of non-plant assets ........................................                 3,132                  --
    Acquisition of the Company ........................................................              (371,057)                 --
    Distribution received from investment in limited partnership ......................                   450                  --
    Proceeds from the sale of subsidiary and ranch ....................................                 7,800                  --
    Purchase of investment securities .................................................                  --                  (6,331)
    Proceeds from the sale of investment securities ...................................                 8,488                 6,039
                                                                                                    ---------              --------
         Net cash used in investing activities ........................................              (357,739)               (2,622)

 Cash flows from financing activities:
    Bank overdraft ....................................................................                10,661                 5,373
    Net borrowings from revolving line of credit ......................................                 3,180                30,000
    Proceeds from issuance of long-term debt ..........................................               368,000                18,600
    Payments on long-term debt ........................................................               (60,609)              (15,305)
    Payment of cash bonus plan ........................................................                (7,438)                 --
    Debt issuance and organizational costs ............................................               (15,594)                 --
    Investment by Parent ..............................................................                62,960                  --
    Reduction in note receivable from ESOP ............................................                 1,500                  --
    Dividends paid ....................................................................                  --                  (7,963)
    Redemption of common stock ........................................................                  --                 (95,440)
    Proceeds from sale of common stock ................................................                  --                  22,600
                                                                                                    ---------              --------
         Net cash provided by (used in) financing activities ..........................               362,660               (42,135)
                                                                                                    ---------              --------

Net decrease in cash and cash equivalents .............................................                (4,653)              (21,775)
Cash and cash equivalents, at beginning of period .....................................                 4,780                22,849
                                                                                                    ---------              --------
Cash and cash equivalents, at end of period ...........................................             $     127              $  1,074
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

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices, which are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the interim period ended March 31, 1997. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's registration statement on Form S-4 thereto, for the twelve months ended May 31, 1996 and the one month transition period ended June 30, 1996. The June 30, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

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

                  PRO FORMA COMBINED STATEMENT OF INCOME
                     NINE MONTHS ENDED MARCH 31, 1996
              (IN MILLIONS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)


Revenues ....................................................     $       332.8
Cost of goods sold ..........................................             269.8
Depreciation and amortization ...............................              27.2
                                                                  -------------
    Gross profit ............................................              35.8
Selling, general and administrative .........................               5.8
                                                                  -------------
        Income from operations ..............................              30.0
Interest expense ............................................              23.9

Other expense
    Loss on disposal of assets and investment securities, net              (4.2)
    Impairment of investment in land ........................             (12.6)
    Other, net ..............................................              (1.0)
                                                                  -------------
                                                                          (17.8)
                                                                  -------------
        Loss before income taxes and minority interest ......             (11.7)
Benefit for income taxes ....................................              (4.2)
                                                                  -------------
        Net loss ............................................     $        (7.5)
                                                                  =============
        Loss per share ......................................     $       (1.80)
                                                                  =============
        Weighted average shares outstanding .................         4,162,000
                                                                  =============

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                     MARCH 31,    JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Finished goods                                 $ 16,161     $  5,480
      Raw materials                                     5,515        4,533
      Chemicals and supplies                            1,887        1,920
                                                     --------     --------
                                                     $ 23,563     $ 11,933
                                                     ========     ========

PROPERTY, PLANT AND EQUIPMENT:
                                                     MARCH 31,    JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Chemical plants                                $252,492     $173,369
      Construction in progress                         10,692        5,378
      Other                                             2,066       13,812
                                                     --------     --------
                                                      265,250      192,559
      Less accumulated depreciation, depletion
          and amortization                             18,729      110,745
                                                     --------     --------
                                                     $246,521     $ 81,814
                                                     ========     ========

OTHER ASSETS:
                                                     MARCH 31,    JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Debt issue costs                               $ 12,773     $   -
      Organizational costs                                572         -
      Intangibles and other                             2,000        6,523
                                                     --------     --------
                                                       15,345        6,523
      Less accumulated amortization                     2,846         -
                                                     --------     --------
                                                     $ 12,499     $  6,523
                                                     ========     ========

ACCRUED EXPENSES:
                                                     MARCH 31,    JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Accrued interest                               $  7,301     $     81
      Property and sales taxes                          2,403        2,370
      Federal and state taxes                            -             959
      Other                                             1,163          973
                                                     --------     --------
                                                     $ 10,867     $  4,383
                                                     ========     ========

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

LONG TERM DEBT:
                                                     MARCH 31,    JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Bank Borrowings:
         Term  A Loan                                $ 26,641     $   -
         Term B Loan                                   44,250
         ESOP Loan                                      8,500         -
         Revolving Credit Loans                        16,180       13,000
      Subordinated Notes                              225,000         -
      Deferred premium on Subordinated Notes            2,972         -
                                                     --------     --------
                                                      323,543       13,000
      Less current maturities                           6,437         -
                                                     --------     --------
      Long-term debt                                 $317,106     $ 13,000
                                                     ========     ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% at March 31, 1997) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at March 31, 1997). Quarterly principal and interest payments are made under the Bank Credit Agreement. The Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On March 28, 1997 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage, debt to EBITDA, and net worth.

    On March 13, 1997 the Company closed on the sale of $50 million aggregate principal of its 11 1/8% Senior Subordinated Notes Due 2006 in a Rule 144a offering. The terms of the notes were identical, except as to the offering price, to the terms of the Senior Subordinated Notes issued by the Company in July 1996. The Company applied the net proceeds received from the offering to reduce the Term A Loan.

4.  INCOME TAXES

    The Company's benefit for income taxes for the three and nine months ended March 31, 1997 differs from that expected using statutory rates primarily because of the Company's amortization of goodwill related to the Acquisition which is not deductible for tax purposes.

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

5.  COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS

    The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

    LITIGATION

    The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material impact on the Company.

    STOCKHOLDER ACTION

    Effective July 28, 1995 the Company's Board of Directors approved the redemption of 25,000 shares of Class A common stock and 1,565,670 shares of Class B common stock from certain stockholders for total consideration of approximately $95,000,000. The redemption was paid with cash of approximately $80,000,000 and with the issuance to a former stockholder of a $15,000,000 promissory note due November 1, 1995 collateralized by 915,000 shares of Class B common stock and the personal guarantee of an officer of the Company. In connection with the above redemption the Company's Board of Directors approved the sale of (1) 351,670 shares of Class B treasury stock to certain officers of the Company and to a trust at the price of $60 per share, and (2) 25,000 shares to Class A treasury stock to an officer of the Company at a price of $60 per share. On September 12, 1995, the Company's stockholders did not ratify the stock redemption and other transactions described above. These items were not ratified due to the abstention of the trustee representing a majority of Class B common stock. The abstaining stockholder has the right, for up to two years from September 12, 1995, to vote in favor of or against the aforementioned transaction or take other action on behalf of the trust beneficiaries. The Company cannot predict what action the abstaining stockholder will take. Accordingly, the Company cannot determine the effect, if any, of this uncertainty on the financial position, results of operations or cash flows of the Company.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and nine months ended March 31, 1997 and 1996.

REVENUES

                                               THREE MONTHS ENDED MARCH 31,                        NINE MONTHS ENDED MARCH 31,
                                           ----------------------------------------        ----------------------------------------
                                                1997                    1996                     1997                      1996
                                           ----------------        ----------------        ----------------        ----------------
                                          (DOLLARS IN MILLIONS)
Butadiene ..........................       $ 34.7        29%       $ 23.5        22%       $ 97.3        26%       $ 83.9        25%
MTBE ...............................         52.1        43          37.8        35         180.2        49         129.4        39
n-Butylenes ........................         12.1        10          11.7        11          33.6         9          37.0        11
Specialty Isobutylenes .............         16.7        14          24.2        23          42.6        12          58.1        17
Other(1) ...........................          4.9         4          10.0         9          13.5         4          25.3         8
                                           ------       ---        ------       ---        ------       ---        ------       ---
Total ..............................       $120.5       100%       $107.2       100%       $367.2       100%       $333.7       100%
                                           ======       ===        ======       ===        ======       ===        ======       ===

----------

(1) Includes Clarkston's trading revenues from third parties (prior period only), utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                      MARCH 31,                MARCH 31,
                                 -----------------         ----------------
                                  1997       1996          1997       1996
                                 -----       -----         -----      -----
                                   (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                        190.6       154.6         547.1      449.9
MTBE(1)                           61.9        42.6         212.3      153.8
n-Butylenes                       59.5        71.2         175.0      224.4
Specialty Isobutylenes            75.7       105.7         176.5      290.3

----------
(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                    MARCH 31,                                MARCH 31,
                                                      -----------------------------------      ------------------------------------
                                                           1997                 1996                 1997                  1996
                                                      --------------      ---------------      ---------------      ---------------
                                                                                 (DOLLARS IN MILLIONS)
Revenues ........................................     $120.5     100%     $107.2      100%     $367.2      100%     $333.7      100%
Cost of goods sold ..............................      109.1      91        91.3       85       325.6       89       278.9       84
Depreciation and amortization ...................        7.6       6         3.8        4        23.5        6        11.2        3
                                                      ------     ---      ------      ---      ------      ---      ------      ---
    Gross profit ................................        3.8       3        12.1       11        18.1        5        43.6       13
Selling, general and administrative .............        1.9       1         2.6        2         6.1        2         8.4        3
                                                      ------     ---      ------      ---      ------      ---      ------      ---
    Income from operations ......................     $  1.9       2%     $  9.5        9%     $ 12.0        3%     $ 35.2       10%
                                                      ======     ===      ======      ===      ======      ===      ======      ===

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

  REVENUES

    The Company's revenues increased by approximately 12%, or $13.3 million, to $120.5 million for the three months ended March 31, 1997 from $107.2 million for the three months ended March 31, 1996. Butadiene revenues increased as a result of continued strong market demand and increased production levels. Butadiene processing efficiencies and debottlenecking has increased production rates 17% above prior year levels. Specialty isobutylene revenues decreased as a compared to the prior year as a result of lower sales volumes of isobutylene concentrate. Lower isobutane costs and improved customer demand for isobutylene concentrate during the third quarter helped improve sales volumes and revenues as compared to the first half of this fiscal year. High purity isobutylene and diisobutylene revenues decreased slightly during the period as a result of lower sales volumes compared to the prior year. With lower sales volumes for isobutylene concentrate, compared to the prior year, the Company continued to shift its isobutylene production, an intermediate feedstock, to the production of MTBE. MTBE sales volumes and revenue increased as a result of the production levels. N-butylenes sales revenue increased slightly as compared to the prior year. Butene-1 sales revenues increased approximately 25% as a result of successful marketing and stable demand. This increase was partially offset by a reduction in sales of butene-2. Existing market conditions allowed the Company's major butene-2 customer to find alternative feedstocks.

  GROSS PROFIT

    Gross profit decreased by approximately 69%, or $8.3 million, to $3.8 million for the three months ended March 31, 1997 from $12.1 million for the three months ended March 31, 1996. Gross margin during the period decreased to 3.2% from 11.3%. The decrease was primarily attributable to lower margins on MTBE and specialty isobutylene sales. MTBE margins were adversely affected by depressed MTBE sales prices and high feedstock costs. MTBE sales prices dropped in the third quarter following the end of the oxygen mandate season. Methanol prices during the quarter increased approximately 41% as a result of a supply/demand imbalance in the market. Isobutane prices remained slightly higher compared to the prior quarter. In December 1996, the Company made the decision to shut down its Dehydro-1 unit as a result of the decline in MTBE margins. The unit was shut down for 25 days at the beginning of the third quarter. The unit has a production capacity of approximately 9,000 barrels per day of isobutylene. Higher natural gas prices also contributed to a lower gross margin during the quarter. Gross profits from sales of butadiene and butene-1 increased over the prior year and were used to partially offset the above decrease. Gross profit was also negatively impacted by increased depreciation and amortization expense during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition .

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 80%, or $7.6 million, to $1.9 million for the three months ended March 31, 1997 from $9.5 million for the three months ended March 31, 1996. Operating margin during this period decreased to 1.6% from 8.9%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above. The decrease was partially offset by a decrease in selling, general and administrative costs as a result of cost savings subsequent to the Acquisition.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1996

  REVENUES

    The Company's revenues increased by approximately 10%, or $33.5 million, to $367.2 million for the nine months ended March 31, 1997 from $333.7 million for the nine months ended March 31, 1996. Butadiene revenues increased as a result of continued strong demand and increased production levels. Butadiene processing efficiencies and debottlenecking has increased production rates 17% above prior year levels. Specialty isobutylene revenues decreased as compared to the prior year as a result of lower sales volumes of isobutylene concentrate. The Company supplies all of its isobutylene concentrate to two customers, both of which were adversely affected by high isobutane prices during the period. High purity isobutylene and diisobutylene revenues decreased slightly during the period as a result of lower sales volumes compared to the prior year. With lower sales volumes for isobutylene concentrate the Company shifted its isobutylene production, an intermediate feedstock, to the production of MTBE. MTBE sales volumes and revenue increased as a result of the production levels. N-butylene sales revenues decreased slightly as a result of lower sales volumes of butene-2. Existing market conditions allowed the Company's major butene-2 customer to find alternative feedstocks. Butene-1 sales revenues increased approximately 13% as a result of successful marketing and stable demand.

  GROSS PROFIT

    Gross profit decreased by approximately 58%, or $25.5 million, to $18.1 for the nine months ended March 31, 1997 from $43.6 million for the nine months ended March 31, 1996. Gross margin during the period decreased to 4.9% from 13.1%. The decrease was primarily attributable to lower margins on MTBE and specialty isobutylene sales. MTBE margins were adversely affected by depressed MTBE sales prices during the third quarter and high feedstock costs. MTBE sales prices dropped in the third quarter following the end of the oxygen mandate season. Average isobutane and methanol prices are approximately 20% higher than in prior year. In December 1996, as a result of the decline in MTBE margins, the Company shut down its Dehydro-1 unit for 52 days which has a production capacity of approximately 9,000 barrels per day of isobutylene. Additionally, during October 1996, the Company temporarily shut down Dehydro-1 for 21 days as a result of a scheduled turnaround in order to install a new waste heat boiler. Higher natural gas prices also contributed to a lower gross profit during the current period. Gross profits from sales of butadiene and butene-1 increased over the prior year and were used to partially offset the above decrease. Gross profit was also negatively impacted by increased depreciation and amortization expense during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition .

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 66%, or $23.2 million, to $12.0 million for the nine months ended March 31, 1997 from $35.2 million for the nine months ended March 31, 1996. Operating margin during the period decreased to 3.3% from 10.5%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above. The decrease was partially offset by a decrease in selling, general and administrative costs as a result of cost savings subsequent to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1996

    Net cash provided by (used in) operating activities was $(9.6) million for the nine months ended March 31, 1997 compared to $23.0 million for the nine months ended March 31, 1996. The decrease of $32.6 million was primarily attributable to the decrease in overall profitability and to a lessor extent, changes in working capital as a result of timing differences in receipts and disbursements of cash. Net cash used in investing activities was $357.7 million for the nine months ended March 31, 1997 compared to $2.6 million for the nine months ended March 31, 1996. The increase of $355.1 million was primarily attributable to the Acquisition of the Company on July 1, 1996, partially offset by proceeds from the sale of non-plant assets, investment securities, the ranch and common stock in The Falls. Net cash provided by (used in) financing activities was $362.7 million for the nine months ended March 31, 1997 compared to $(42.1) million for the nine months ended March 31, 1996. The change of $404.8 million was primarily attributable to the issuance of long-term debt and an investment from the Parent, in order to finance the Acquisition of the Predecessor.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $16.2 million was in use at March 31, 1997, to provide adequate funds for ongoing operations, planned capital expenditures and debt service during the term of such Revolving Credit Facility. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On March 28, 1997 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage, debt to EBITDA, and net worth.

    On March 13, 1997 the Company closed on the sale of $50 million aggregate principal of its 11 1/8% Senior Subordinated Notes Due 2006 in a Rule 144a offering. The terms of the notes were identical, except as to the offering price, to the terms of the Senior Subordinated Notes issued by the Company in July 1996. The Company applied the net proceeds received from the offering to reduce the Term A Loan. The Company is commencing an exchange offer to exchange the unregistered securities for identical securities, which have been registered under the Securities Act.

  CASH BONUS PLAN

    In connection with the Acquisition, the Company established a $35 million Cash Bonus Plan for certain employees of the Company and certain employees of its independent contractors. In August 1996, 10% of this amount was paid to eligible participants and the remaining payments have been and will continue to be made in quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. The plan for fiscal 1997 capital expenditures is approximately $8 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    Part I, Items 1 and 2 of this document include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written or oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Registration Statement on Form S-4 (Registration No. 333-11569).


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

        27 Financial Data Schedule

    (b)    Reports on Form 8-K

        The following reports on Form 8-K were filed during the three months ended March 31, 1997.

                                                    FINANCIAL
                DATE OF            ITEM            STATEMENTS
                REPORT           REPORTED             FILED

           January 28, 1997       Item 4              None
             March 6, 1997        Item 5              None

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS PETROCHEMICALS CORPORATION
                                                (Registrant)




Dated:  May 12, 1997               By:         Claude E. Manning
                                                (Signature)
                                             Claude E. Manning
                                          Chief Financial Officer