Form 10-K405
period 1997-06-30
TEXAS PETROCHEMICALS CORP
filed 1997-09-25
CIK 1020389

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JUNE 30, 1997

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of common stock of the registrant outstanding as of September 24, 1997 is 4,162,000.

================================================================================

                      TEXAS PETROCHEMICALS CORPORATION

                             TABLE OF CONTENTS
                                                                        PAGE

                                   PART I

Item 1. Business                                                         1

Item 2. Properties                                                       8

Item 3. Legal Proceedings                                                8

Item 4. Submission of Matters to a Vote of Security Holders              8

                                  PART II

Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters                                            9

Item 6. Selected Financial Data                                          9

Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10

Item 8. Financial Statements and Supplementary Data                     18

Item 9. Changes in and Disagreements With Accountants on Accounting      41
         and Financial Disclosure

                                  PART III

Item 10. Directors and Executive Officers of the Registrant             41

Item 11.  Executive Compensation                                        44

Item 12. Security Ownership of Certain Beneficial Owners and
           Management                                                   45

Item 13. Certain Relationships and Related Transactions                 45

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                   45

      Signatures                                                        46

                                   PART I

ITEM 1.  BUSINESS

    Texas Petrochemicals Corporation (the "Company") is the largest producer of butadiene and butene-1, and the third largest producer of MTBE, in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

    The Company's manufacturing facility, located approximately one mile from the Houston Ship Channel provides convenient access to other Gulf Coast petrochemical producers and is connected to several of its customers and raw material suppliers through an extensive pipeline network. In addition, the Company's facility is serviced by rail, tank truck and barge. During fiscal 1997 the Company successfully gained access to the MTBE market on the East Coast of the United States through the negotiation of a terminalling and storage agreement with the Northville terminal in Linden, New Jersey.

    The Company was founded in 1968, at which time the Company was principally engaged in the installation of crude butadiene processing facilities. In 1984, Mr. Dave C. Swalm acquired from Tenneco, Inc. the assets (principally comprised of the Houston facility) of Petro-Tex Chemical Corporation ("Petro-Tex") the prior owner of the Company's manufacturing facility.

    On July 1, 1996 Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (the "Affiliate") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemical Holdings, Inc (the "Parent"). The Parent was formed by a group of closely held investors.

    The Company's principal executive offices are located at Three Riverway, Suite 1500, Houston, Texas 77056. The Company's telephone number is (713) 627-7474.

PRODUCTS

    Butadiene is the most widely used feedstock for synthetic rubber products and is also used in the manufacture of engineered plastics, nylon fibers and other products. The Company sells butadiene to a stable customer base. As the largest producer of butadiene in North America, the Company believes that many of its customers place significant value on its ability to provide a reliable domestic supply of butadiene and as a result have entered into long-term sales contracts with the Company.

    The Company extracts butadiene from crude butadiene, which is generated from the production of ethylene and is comprised of a number of valuable components, including butadiene, isobutylene, n-butylenes, isobutane and n-butane. Many U.S. ethylene producers rely on third parties such as the Company to process their crude butadiene streams, as the crude butadiene volumes they produce are not sufficient to justify the construction of on-site butadiene recovery facilities. The Company estimates that producers accounting for 65% of U.S. and Canadian ethylene production capacity do not internally process crude butadiene by-product streams. The Company is the largest non-integrated crude butadiene processor in North America and as a result of its strategic importance to ethylene producers, the Company has been able to secure long-terms supply contracts covering the majority of its crude butadiene requirements. Such contracts provide for a fixed profit based on the Company's selling prices for butadiene, and account for the relatively stable profitability of the Company's butadiene operations.

    MTBE is a motor gasoline blending stock which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline, and has been one of the fastest growing petrochemicals, in terms of volume, over the past fifteen years. Today, MTBE is the preferred oxygenate for, and a major component of, RFG and is used in over 30% of the U.S. gasoline pool. MTBE is produced by reacting methanol and isobutylene. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. In addition, the Company has the ability to add incremental isobutylene capacity to capitalize on expected future growth, at a significantly lower cost than new grass root, on-purpose capacity. The Company believes that this incremental capacity gives it a competitive advantage over other producers who would have to incur greater cost to increase capacity.

    The Company is the leading producer of high margin n-butylenes and specialty isobutylenes in North America. In recent years, the Company has increased its sales of these products by increasing its market share in polyolefin applications and the development of new end-use applications. Butene-1 is used as a comonomer in the production of high-density polyethylene ("HDPE") and linear low-density polyethylene ("LLDPE"). Both HDPE and LLDPE are raw materials for the production of trash bags, film wrap, pipe and plastic containers. Butene-1 is also used to produce butylene oxide, a key component of detergent additive packages used in many gasoline formulations. Butene-2 is recovered as part of the crude butadiene stream that remains after extraction of butadiene, isobutylene and butene-1. The Company sells purified butene-2 primarily for use in the production of coatings and plasticizers. High purity isobutylene is used in the production of butyl rubber, which is used to produce tires and in specialty chemical applications such as in the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. The Company is currently the largest domestic merchant supplier of high purity isobutylene to the chemical market. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the growing lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S. producer of diisobutylene.

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. One of the Company's intermediate feedstocks, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

COMPANY STRATEGY

    The Company believes that it has become the industry leader in the production of the majority of its products by capitalizing on its production flexibility, its ability to add significant cost effective, incremental capacity across its product lines, the marketing experience of its management team, its competitive cost position and its customer focus. The Company's strategy is to strengthen its established presence in its selected markets by focusing on the following factors:

    REDUCE EXPOSURE TO CYCLICAL END-MARKETS The markets in which the Company competes are cyclical. The Company intends to mitigate the effects of this cyclicality while benefiting from potential upturns in industry profitability by optimizing the production of its sales under contracts allowing for a fixed profit or at prices linked directly or indirectly to raw material prices.

    CAPITALIZE ON PRODUCTION FLEXIBILITY The Company has the ability to produce a number of its intermediate and finished products (i.e. crude butadiene, isobutylene and butene-1) by a variety of processes. The Company intends to capitalize on this ability by shifting production to the most economical process and production level based upon market conditions, thus ensuring a reliable source of supply for its customers.

    UTILIZE INCREMENTAL CAPACITY The Company can increase its capacity to produce butadiene, isobutylene and its derivatives at significantly lower cost than that of new construction. The Company's ability to add incremental butadiene capacity and its relationships with several North American ethylene producers are expected to enable it to capture the benefit of increased U.S. crude butadiene supply.

    RESPOND TO FAVORABLE INDUSTRY DYNAMICS The Company's production flexibility and its ability to add low-cost capacity are crucial to its capitalizing on the attractive demand/supply outlook for a number of its products.

o BUTADIENE. The U.S. supply of crude butadiene is increasing in line with domestic ethylene production, although it is currently insufficient to meet U.S. demand. Industry operating rates are expected to remain at current high levels as the increase in domestic crude butadiene production is expected to replace imports with butadiene demand remaining strong in support of derivative businesses.

o MTBE. While the Company expects U.S. demand for MTBE to grow less quickly than it has over past fifteen years, it believes that future growth in foreign demand may be considerable. In addition, recently announced U.S. MTBE capacity additions are minimal.

o BUTENE-1. Demand for butene-1 is closely linked to polyethylene production growth. The Company expects global production of polyethylene to increase at higher than historical rates in the next four years. In addition, the Company expects demand for butene-1 used in other applications to be strong.

    SUSTAIN CUSTOMER FOCUS The Company believes that producing quality products and providing quality service with dependable supply are key factors in its ability to compete in the market place for its products. Management believes that its focus on customer service has resulted in strong customer relationships and a high degree of customer loyalty. This is evidenced by the fact that approximately 60% of the Company's current customers have purchased products from the Company for more than ten years.

OTHER OPERATIONS

    The Company operates a large-scale cogeneration power plant that supplies electricity and process steam to the facility's chemical processing operations. Excess capacity of this power plant, as well as steam and boiler feed water are currently sold to neighboring facilities under contracts at a price equal to the cost of fuel plus a fixed profit. In addition, the Company generates revenues from its terminals in Baytown, Texas and Lake Charles, Louisiana and from chemical by-product sales to third parties.

CONTRACTS

    The Company enters into three general types of contracts in connection with its production processes: feedstock supply contracts, product sales contracts and, to a lesser extent, toll manufacturing agreements. The majority of these contracts have terms of two to three years and provide for successive one-year renewals unless either party objects to such renewal in a timely manner.

COMPETITION

    The petrochemicals businesses in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemicals industry, are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, may be low in the commodity product section of the Company's business, and the entrance of new competitors into the industry may reduce the Company's ability to capture improving profit margins in circumstances where overcapacity in the industry is diminishing. Further, petroleum-rich countries have recently become more significant participants in the petrochemical industry and may continue to expand their role in this industry in the future. Any of these developments would have a negative impact on the Company's financial position, results of operations and cash flows.

    Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the U.S. has allowed it to secure supply arrangements for crude butadiene, which provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Secondly, the Company's flexible production processes enable it to take advantage of increases in demand for its products at a lower cost than its competitors, thus allowing the Company to meet its customers' needs through the most economic processes.

PATENTS AND LICENSES

    The Company presently owns, controls or holds right to approximately 21 patents. The Company believes that its patents, particularly its patents related to the SKIP, OXO-D and diisobutylene production processes, are important to its business and provide the Company with certain competitive advantages. Accordingly, the Company actively protects existing production process technologies.

    The Company has available for license certain of its patented technologies, including the SKIP and OXO-D processes, to third parties. In addition, the Company licenses certain technologies, including the process by which it extracts butadiene from crude butadiene, from third parties.

ENVIRONMENTAL REGULATION

    The Company's policy is to be in compliance with all applicable environmental laws. The Company is also committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's operations are subject to federal, state, and local laws and regulations administered by the EPA, the U.S. Coast Guard, the Army Corps of Engineers, the TNRCC, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect that compliance with existing environmental laws will have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices, and TNRCC has revoked Malone's permits to operate its facilities. It is not known whether the site will require remediation or at what cost. The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

     The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act, the Federal Clean Water Act, the CAAA and similar requirements of state law. In particular, under the CAAA, the EPA and TNRCC have promulgated, or are required to promulgate, numerous regulations, which affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAAA and rules relating to the controls of oxides of nitrogen, which are known as the Nitrogen Oxides Reasonably Available Control Technology rules ("NOx RACT Rules").

     The HON Rule requires additional controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethyl formamide and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAAA. Areas of concern in the Company's operations for HAPs emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams. The Company has examined each of these areas and believes that it is in substantial compliance with HON Rule.

    The NOx RACT Rules require compliance by May 1999. The Company has examined the rules and believes that the main expenditure required to achieve compliance will involve purchase and installation of monitoring equipment for NOx emissions, which can be either continuous emission monitors, predictive emission monitors or other approved monitoring methods. Based on its preliminary study, management estimates that the cost to comply with the NOx RACT Rules will be $2 million over the next three years.

    The Company's Houston facility is located in Harris County, Texas, which has been designated as a non-attainment area for ozone under the CAAA. Accordingly, the State of Texas has developed a State Implementation Plan ("SIP") which requires reductions in emissions of ozone precursors, including volatile organic compounds and NOx, as well as carbon monoxide in Harris County. To comply with the SIP, the Company installed new controls at a cost of approximately $7.8 million. The Company anticipates that, at some time in the future, the State of Texas may promulgate rules, which will require the Company to modify existing controls or to install additional controls for fugitive air emissions. The Company estimates that, if these rules are promulgated, it will incur costs of between $1 million and $2 million in order to modify or install such controls over a five or six year period.

    The EPA has recently finalized more stringent standards for ozone and particulate matter. Moreover, the Texas Legislature recently passed legislation directing TNRCC to develop a plan to address the permitting of so-called "grandfathered" emissions sources, which are unpermitted sources constructed prior to promulgation of permitting regulations. Because implementing regulations for these standards have not yet been proposed, the Company cannot predict whether their impact on the Company's operations will be material.

     Title III of the CAAA requires prevention of accidental releases of certain listed extremely hazardous substances. The EPA's rules implementing portions of Title III, promulgated on June 20, 1996, will require the Company to conduct a hazards assessment and develop a risk management plan by June 1999 for each extremely hazardous substance that the facility manufactures, uses, generates or processes.

     The regulations under Title V of the CAAA, which will require a facility-wide inventory of emissions sources at the Houston facility and a single operating permit for the facility's air emissions, have not been promulgated. Based on a preliminary review of the draft requirements, however, the Company believes that it will have to undertake substantial efforts to conduct an emissions source inventory. It may also be required to upgrade its on-going monitoring program once it has received its operating permit; however, the Company does not expect any costs associated therewith to be significant. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with the terms of the facility-wide permit.

     The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal and state environmental, health and safety regulations. The Company does not believe that these materials pose a hazard to the health of its employees. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are removed or encapsulated by a certified contractor.

    The wastewater treatment system for the Houston facility is 75% owned by the Company and 25% owned by Bayer Corporation ("Bayer"), the owner of an adjacent facility. Bayer operates the treatment system, but the federal and state discharge permits are held jointly by the Company and Bayer. The Company believes that the system has sufficient capacity for the Company's projected needs.

    In February 1996, the EPA issued an order to the Company and Bayer requiring the companies to resolve the exceedances of their discharge permit limits for copper and total suspended solids that had occurred since 1992. The Company believes that these issues have been resolved by raising the limits in the new discharge permit and by other corrective actions. No penalties were assessed.

    To meet rules expected to be promulgated concerning stormwater runoff, the Company has budgeted to spend approximately $500,000 by 2000 for additional stormwater control and collection. The Company has also budgeted $600,000 through fiscal 1999 to purchase noise barriers for certain equipment.

    The terminals in Baytown and Lake Charles are in substantial compliance with applicable environmental laws and regulations, and management believes that no significant expenditures will be required at these facilities to allow them to continue to comply with such laws and regulations.

    MTBE and butadiene are the subject of continuing health effects studies. While there have been some questions about the health effects of MTBE, a multi-agency review, released June 30, 1997 by the White House's Office of Science and Technology Policy (OSTP), concluded that health studies have shown that "persons are not at increased risk of experiencing acute health effects due to the use of fuels blended with oxygenates like MTBE." In addition, a February, 1996 study by the Centers for Disease Control and Prevention, reported that adding oxygenates, including MTBE, to gasoline reduces emissions of carbon monoxide and benzene and is unlikely to increase substantially the health risks associated with fuel used in motor vehicles. While the EPA, California and other states are expected to adopt limits for MTBE levels in drinking water, these limits are not expected to be overly restrictive since that same OSTP report concluded that drinking water is "not a major route of exposure" for MTBE. The EPA has also determined that butadiene is a probable human carcinogen. Effective, February 1997, the Occupational Safety and Health Administration lowered the employee permissible exposure limit ("PEL") over an 8-hour time-weighted average for butadiene from 1000 parts per million ("ppm") to 1 ppm. The Company has conducted employee exposure monitoring and believes that it already meets the PEL at most of its operations. For some operations, the Company anticipates that affected employees will need to use respirators and that additional emissions controls may be necessary. The Company does not expect that the current health concerns regarding MTBE or butadiene will have a material adverse effect on the Company's financial condition or results of operations, although no assurances can be given that future studies will not result in more stringent regulation of MTBE and butadiene.

EMPLOYEES

     As of June 30, 1997, the Company had approximately 319 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 145 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD

    The Company maintains one of the best workman's compensation records in Texas, equivalent to most clerical operations. Over the last seven years, the Company has experienced only three lost time injuries. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained, 67-member volunteer emergency response team.

ITEM 2.  PROPERTIES

     The Company's plant is located on a 257-acre tract approximately one mile from the Houston Ship Channel and near one of the chemical industry's largest domestic processing facilities. Approximately 230 acres is owned by the Company, and 25% of the remaining 27 acres is owned by Bayer. The Company leases from the Port of Houston two ship docks, which accommodate barge and ocean-going vessels, and has the facilities to be served by rail and by truck. In addition, the facility is connected by pipeline to customers and suppliers of raw materials, directly and through other major pipelines in the immediate area as well as in Texas City, and with salt dome storage facilities of other companies located at both Mont Belvieu and Pierce Junction, Texas. The Company's facility also has a laboratory for sampling and testing. The Company owns and operates a storage and terminal facility at Baytown, Texas, leases storage and terminal facilities in Lake Charles, Louisiana and Linden, New Jersey, and leases tank storage capacity in Bayonne, New Jersey. The Company also leases office space in Three Riverway Plaza, Houston, Texas as its principal executive offices. The Company believes that is has adequate facilities for the conduct of its current and planned operations.

ITEM 3. LEGAL PROCEEDINGS

     In addition to the matters disclosed under "Environmental Regulation," the Company is a party to various claims and litigation arising in the ordinary course of its business. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, although no assurances can be given, management believes that other than as disclosed, based on the nature of and its understanding of the facts and circumstances which give rise to such claims and litigation, and after considering appropriate reserves that have been established, that the ultimate resolution of such issues, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Not applicable


ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data for the Company set forth below for the year ended June 30, 1997, the one month period ended June 30, 1996, the twelve months ended May 31, 1996 and the three years ended May 31, 1995 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                         PREDECESSOR                       COMPANY
                                      -------------------------------------------------    -------
                                                                     TWELVE        ONE
                                                                     MONTHS       MONTH     YEAR
                                                                      ENDED       ENDED     ENDED
                                            YEAR ENDED MAY 31,        MAY 31,    JUNE 30,  JUNE 30,
                                      -----------------------------   -------    -------   -------
                                         1993      1994      1995       1996       1996     1997
                                      ---------  --------  --------   --------   -------   -------
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues ..........................   $   410.7  $  352.4  $  474.7   $  455.6   $  41.4   $ 490.2

Income from operations ............        42.9      53.3      47.5       42.0       2.4      18.3

Interest expense (income) .........         0.6       0.2      (0.7)       1.6       0.1      35.2

Net income (loss)1 ................        28.1      33.9      32.5       16.7       1.2     (12.7)

Loss per common share
   Before extraordinary loss ......      --        --        --         --        --       $ (2.71)
   Extraordinary loss .............      --        --        --         --        --          (.35)
                                                                                           -------
                                                                                           $ (3.06)
                                                                                           =======
BALANCE SHEET DATA (AT PERIOD END):

Total assets ......................   $   194.1  $  214.6  $  230.7              $ 167.9   $ 521.1

Long-term debt ....................        10.9      11.0    --                     13.0     317.7

--------
1 Net income (loss) for the twelve months ended May 31, 1996 includes a non-recurring charge for the impairment of investment in land of $12.6 million, with an associated income tax benefit of $4.7 million. Net loss for the year ended June 30, 1997 includes an extraordinary loss of $1.5 million for early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold.

REVENUES

                                         PREDECESSOR                       COMPANY
                         ---------------------------------------------  -------------
                                        TWELVE MONTHS     ONE MONTH
                           YEAR ENDED       ENDED            ENDED       YEAR ENDED
                         MAY 31, 1995    MAY 31, 1996    JUNE 30, 1996  JUNE 30, 1997
                         ------------    ------------    -------------  -------------
                                          (DOLLARS IN MILLIONS)
Butadiene ............   $  106.2  22%   $  112.6  25%   $  10.2  25%   $  130.9  27%
MTBE .................      199.1  42       187.4  41       21.0  50       230.3  47
n-Butylenes ..........       42.7   9        48.2  11        3.2   8        49.4  10
Specialty Isobutylenes       75.5  16        74.5  16        5.5  13        62.3  13
Other(1) .............       51.2  11        32.9   7        1.5   4        17.3   3
                         -------- ---    -------- ---    ------- ---    -------- ---
Total ................   $  474.7 100%   $  455.6 100%   $  41.4 100%   $  490.2 100%
                         ======== ===    ======== ===    ======= ===    ======== ===

---------------
(1) Includes Clarkston's trading revenues from third parties (periods prior to July 1, 1996 only), utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES

                                       PREDECESSOR                     COMPANY
                          -----------------------------------------  -------------
                                       TWELVE MONTHS    ONE MONTH
                           YEAR ENDED      ENDED          ENDED       YEAR ENDED
                          MAY 31, 1995  MAY 31, 1996  JUNE 30, 1996  JUNE 30, 1997
                          ------------  ------------  -------------  -------------
                                  (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                    580.8         622.6           64.6         750.3
MTBE(1)                      211.1         219.8           26.6         274.1
n-Butylenes                  245.9         284.6           17.1         266.4
Specialty Isobutylenes       398.0         368.2           23.0         275.7

----------
(1) Volumes in millions of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                        PREDECESSOR                        COMPANY
                                      -----------------------------------------------   -------------
                                                       TWELVE MONTHS      ONE MONTH
                                        YEAR ENDED         ENDED            ENDED        YEAR ENDED
                                      MAY 31, 1995     MAY 31, 1996     JUNE 30, 1996   JUNE 30, 1997
                                      ------------     ------------     -------------   -------------
                                                             (DOLLARS IN MILLIONS)
Revenues ..........................   $  474.7  100%   $  455.6  100%   $  41.4  100%   $  490.2  100%
Cost of goods sold ................      396.3   84       379.5   84       36.0   87       433.7   88
Depreciation and amortization .....       14.3    3        15.0    3        1.3    3        29.8    6
                                      --------  ---    --------  ---    -------  ---    --------  ---
    Gross profit ..................       64.1   13        61.1   13        4.1   10        26.7    6
Selling, general and administrative       16.6    3        19.1    4        1.7    4         8.4    2
                                      --------  ---    --------  ---    -------  ---    --------  ---
    Income from operations ........   $   47.5   10%   $   42.0    9%   $   2.4    6%   $   18.3    4%
                                      ========  ===    ========  ===    =======  ===    ========  ===

YEAR ENDED JUNE 30, 1997 COMPARED TO THE TWELVE MONTHS ENDED MAY 31, 1996

 REVENUES

    The Company's revenues increased by approximately 8%, or $34.6 million, to $490.2 million for the year ended June 30, 1997 from $455.6 for the twelve months ended May 31, 1996. The increase was primarily attributable to increased sales volumes of MTBE and butadiene, partially offset by decreases in sales volumes of specialty isobutylenes.

    Butadiene revenues increased by approximately 16%, or $18.3 million, to $130.9 for the year ended June 30, 1997 from $112.6 million for the twelve months ended May 31, 1996. The increase was attributable to an increase in sales volumes of approximately 21%, or 127.7 million pounds, as a result of increased production levels due to the availability of crude butadiene, processing efficiencies and strong customer demand. The volume increase was partially offset by a decline in butadiene sales prices. Prices declined slightly in the current year as a result of the build up of U.S. tire inventory to record levels in the prior year.

    MTBE revenues increased by approximately 23%, or $42.9 million, to $230.3 million for the year ended June 30, 1997 from $187.4 million for the twelve months ended May 31, 1996. With the decrease in demand for isobutylene concentrate for the first half of the fiscal year, the Company shifted its isobutylene production, an intermediate feedstock, to the production of MTBE. Demand for MTBE in the market remained strong, thus the Company was able to supply increased volumes to its customers.

    n-Butylenes revenues increased by approximately 2%, or $1.2 million, to $49.4 million for the year ended June 30, 1997 from $48.2 million for the twelve months ended May 31, 1996. Sales volumes and prices of butene-1 increased compared to the prior. The increases were the result of strong demand from polyethylene producers and successful marketing efforts by the Company. Sales volumes of butene-2 decreased in the current year as a result of existing market conditions, which allowed alternative feedstocks to enter the market.

    Specialty isobutylene revenues decreased by approximately 16%, or 12.2 million, to $62.3 million for the year ended June 30, 1997 from $74.5 million for the twelve months ended May 31, 1996. The decrease was primarily attributable to lower sales volumes of isobutylene concentrate. Product demand was adversely affected in the first half of the year by high isobutane prices. Significant improvements isobutane pricing and demand was noted in the latter half of the year. Sales revenues for high purity isobutylene and diisobutylene decreased in the current year as a result of lower sales prices and slightly lower sales volumes caused by market competition.

    Other revenues decreased by approximately 47%, or $15.6 million, to $17.3 million for the year ended June 30, 1997 from $32.9 million for the twelve months ended May 31, 1996. The decrease in revenues is due to the elimination of a former affiliate's trading revenues from third parties. The affiliate was dissolved in June 1996 as part of the Acquisition.

 GROSS PROFIT

    Gross profit decreased by approximately 56%, or $34.4 million, to $26.7 for the year ended June 30, 1997 from $61.1 million for the twelve months ended May 31, 1996. Gross margin during the period decreased to 5.4% from 13.4%. The decrease was primarily attributable to lower margins on MTBE and specialty isobutylene sales. MTBE margins were adversely affected by high feedstock costs. Average isobutane and methanol prices are approximately 13% and 25% higher, respectively, than in prior year. In December 1996, as a result of the decline in MTBE margins, the Company shut down its Dehydro-1 unit for 52 days which has a production capacity of approximately 9,000 barrels per day of isobutylene. Additionally, during October 1996, the Company temporarily shut down Dehydro-1 for 21 days as a result of a scheduled turnaround in order to install a new waste heat boiler. Higher natural gas prices also contributed to a lower gross profit during the current year. Gross profits from sales of butadiene and butene-1 increased over the prior year and were used to partially offset the above decrease. Gross profit was also negatively impacted by increased depreciation and amortization expense during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition.

 INCOME FROM OPERATIONS

    Income from operations decreased by approximately 56%, or $23.7 million, to $18.3 million for the year ended June 30, 1997 from $42.0 million for the twelve months ended May 31, 1996. Operating margin during the period decreased to 3.7% from 9.2%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above. The decrease was partially offset by a decrease in selling, general and administrative costs as a result of cost savings subsequent to the Acquisition.

  INTEREST EXPENSE

    Interest expense increased by approximately $33.6 million, to $35.2 million for the year ended June 30, 1997 from $1.6 million for the twelve months ended May 31, 1996. The increase in interest expense was associated with long-term debt incurred by the Company as a result of the Acquisition.

ONE MONTH ENDED JUNE 30, 1996 COMPARED TO ONE MONTH ENDED JUNE 30, 1995

  REVENUES

    The Company's revenues increased by approximately 14%, or $5.2 million, to $41.4 million for the one month ended June 30, 1996 from $36.2 million for the one month ended June 30, 1995. This increase was attributable to increased volumes for butadiene and MTBE. Volumes for n-butylenes and specialty isobutylenes were down compared to the prior period. Prices for butadiene were up slightly and MTBE prices were down. Other product prices remained constant with the prior period.

  GROSS PROFIT

    Gross profit decreased by approximately 27%, or $1.5 million, to $4.1 million for the one month ended June 30, 1996 from $5.6 million for the one month ended June 30, 1995. Gross margin during this period decreased slightly to 9.9% from 15.4%. The decline in gross profit was primarily attributable to the decreased sales price of MTBE. INCOME FROM OPERATIONS Income from operations decreased by approximately 27%, or $0.9 million, to $2.4 million for the one month ended June 30, 1996 from $3.3 million for the one month ended June 30, 1995. Operating margin during this period declined to 5.9% from 9.2%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above.

TWELVE MONTHS ENDED MAY 31, 1996 COMPARED TO YEAR ENDED MAY 31, 1995

  REVENUES

     The Company's revenues decreased by approximately 4%, or $19.1 million, to $455.6 million for the twelve months ended May 31, 1996 from $474.7 million for the year ended May 31, 1995. This decrease was primarily attributable to decreased selling prices for butadiene, MTBE and n-butylenes, as well as decreased sales volumes for specialty isobutylenes and a decrease in other revenues, partially offset by increased selling prices of specialty isobutylenes as well as increased sales volumes of butadiene, MTBE and n-butylenes.

     Butadiene revenues increased by approximately 6%, or $6.4 million, to $112.6 million for the twelve months ended May 31, 1996 from $106.2 million for the year ended May 31, 1995. This increase was primarily attributable to an increase in sales volumes of approximately 7%, or 41.8 million pounds, as a result of increased contractual volumes sold at then current prices to a major customer as the Company gained a larger share of this customer's business and as this customer increased its requirements. In addition, sales prices decreased slightly due to customers drawing down inventory thereby decreasing overall product demand.

     MTBE revenues decreased by approximately 6%, or $11.7 million, to $187.4 million for the twelve months ended May 31, 1996 from $199.1 million for the year ended May 31, 1995. This decrease was primarily attributable to a decrease in selling prices due to the expiration of significant sales contracts in which pricing was based on a fixed profit above cost, in accordance with industry trends. In addition, sales volumes increased by approximately 4%, or 8.7 million gallons, due to the full year implementation of mandated oxygenate requirements.

     n-Butylenes revenues increased by approximately 13%, or $5.5 million, to $48.2 million for the twelve months ended May 31, 1996 from $42.7 million for the year ended May 31, 1995. This increase was attributable to increased sales volumes of approximately 16%, or 38.7 million pounds, as the Company expanded its customer base and increased its contractual volumes to a significant existing customer. A decrease in average selling prices resulted from the Company matching competitors' pricing for certain products, which partially offset the increase in sales volumes.

     Specialty isobutylenes revenues decreased by approximately 1%, or $1.0 million, to $74.5 million for the twelve months ended May 31, 1996 from $75.5 million for the year ended May 31, 1995. This decrease was the result of a major specialty isobutylene customer increasing purchases of a low price specialty isobutylene product from a competing supplier offering an alternate, lower purity product during this period. The Company offset a portion of these lower volumes by sales of higher priced specialty isobutylene products to other customers at prices which were lower than prevailing contract prices.

     Other revenues decreased by approximately 36%, or $18.3 million, to $32.9 million for the twelve months ended May 31, 1996, from $51.2 million for the year ended May 31, 1995. This decrease was primarily due to a $17.5 million decrease in sales from the Affiliate to third parties due to reduced n-butane and isobutane trading activity.

 GROSS PROFIT

     Gross profit decreased by approximately 5%, or $3 million, to $61.1 million for the twelve months ended May 31, 1996 from $64.1 million for the year ended May 31, 1995. Gross margin during this period decreased slightly to 13.4% from 13.5%. The decline in gross profit was primarily attributable to a one-time 10% salary increase for employees whose salaries are included in cost of goods sold, and to an additional $3 million increase in cost of goods sold resulting from a scheduled maintenance shutdown on one of the Company's dehydrogenation units and the write-off of capitalized dehydrogenation catalyst costs, which resulted from an unscheduled shutdown. In addition, depreciation and amortization increased slightly related to new capital investments. These cost increases were partially offset by a decrease in raw material methanol costs and a decrease in costs associated with the Affiliate's third party trading activities during this period.

 INCOME FROM OPERATIONS

     Income from operations decreased by approximately 12%, or $5.5 million, to $42.0 million for the twelve months ended May 31, 1996 from $47.5 million for the year ended May 31, 1995. Operating margin during this period declined to 9.2% from 10.0%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the declines in gross profit and gross margin described above, as well as a $2.5 million increase in selling, general and administrative expenses primarily attributable to legal and other expenses related to certain repurchases of the Predecessor's stock.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

YEAR ENDED JUNE 30, 1997 COMPARED TO THE TWELVE MONTHS ENDED MAY 31, 1996

    Net cash provided by (used in) operating activities was $(1.8) million for the year ended June 30, 1997 compared to $44.5 million for the twelve months ended May 31, 1996. The change of $46.3 million was primarily attributable to the decrease in overall profitability and changes in working capital. Net cash provided by (used in) investing activities was $(352.3) million for the year ended June 30, 1997 compared to $8.2 million for the twelve months ended May 31, 1996. The change of $360.5 million was primarily attributable to the Acquisition of the Company on July 1, 1996, partially offset by proceeds from the sale of non-plant assets and Predecessor assets and investments. Net cash provided by (used in) financing activities was $354.2 million for the year ended June 30, 1997 compared to $(69.0) million for the twelve months ended May 31, 1996. The change of $423.2 million was primarily attributable to the issuance of long-term debt and an investment from the Parent, in order to finance the Acquisition.

ONE MONTH ENDED JUNE 30, 1996 COMPARED TO ONE MONTH ENDED JUNE 30, 1995

     Net cash provided by operating activities was $13.9 million for the one month ended June 30, 1996 compared to $1.9 million for the one month ended June 30, 1995. This increase of $12.0 million was primarily attributable to changes in working capital, partially offset by a decrease in net income. Net cash used in investing activities was $1.3 million for the one month ended June 30, 1996 compared to net cash provided by investing activities of $5.9 million for the one month ended June 30, 1995. This change of $7.2 million was due to an increase in capital expenditures and a decrease in proceeds from sales of investment securities. Net cash used in financing activities was $9.4 million for the one month ended June 30, 1996 compared to $4.5 million for the one month ended June 30, 1995. This increase of $4.9 million was primarily due to a decrease in bank overdrafts partially offset by an increase in borrowings under revolving credit lines, a decrease in payments of notes payable and a decrease in dividends paid.

TWELVE MONTHS ENDED MAY 31, 1996 COMPARED TO YEAR ENDED MAY 31, 1995

     Net cash provided by operating activities was $44.5 million for the twelve months ended May 31, 1996 compared to $50.3 million for the year ended May 31, 1995. This decrease of $5.8 million was primarily attributable to a decrease in net income adjusted for non-cash items and a decrease in changes in working capital. Net cash provided by investing activities was $8.2 million for the twelve months ended May 31, 1996 compared to net cash used in investing activities of $25.9 million for the year ended May 31, 1995. This change of $34.1 million was due to decreases in capital expenditures, an increase in proceeds from the sales of investment securities and a decrease in purchases of investment securities. Net cash used in financing activities was $69.0 million for the twelve months ended May 31, 1996 compared to $23.3 million for the year ended May 31, 1995. This increase of $45.7 million was primarily due to the purchase by the Company of common stock for a total consideration of $95.4 million in August 1995 and an increase in dividends and distributions paid, partially offset by the sale by the Company of common stock to certain officers of the Company for $22.6 million and decreased repayments under revolving credit lines.

  LIQUIDITY

    On July 1, 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006 and borrowed $140 million under a Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of the Company. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $12 million was in use at June 30, 1997, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

    On March 13, 1997 the Company closed on the sale of $50 million aggregate principal of its 11 1/8% Senior Subordinated Notes Due 2006 in a Rule 144A offering. The terms of the notes were identical, except as to the offering price, to the terms of the Senior Subordinated Notes issued by the Company in July 1996. The Company applied the net proceeds received from the offering to reduce bank debt. The Company subsequently completed an exchange offer to exchange the unregistered securities for identical securities, which have been registered under the Securities Act.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. In August 1996, 10% of this amount was paid to eligible participants and the remaining payments have been and will continue to be made in quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures for fiscal 1997 related principally to improving operating efficiencies and maintaining environmental compliance (including the installation of an environmentally superior waste-heat boiler in one of the Company's dehydrogenation units). Capital expenditures for year ended June 30, 1997 were $7.6 million, compared to $5.5 million for the twelve months ended May 31, 1996 and $8.7 million for the year ended May 31, 1995. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 129 is effective for periods ending after December 15, 1997. SFAS No. 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. Adoption of these pronouncements is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE

Reports of Independent Accountants                                       19

Financial Statements

    Consolidated Balance Sheet                                           21

    Consolidated Statement of Operations                                 22

    Consolidated Statement of Stockholders' Equity                       23

    Consolidated Statement of Cash Flows                                 24

    Notes to Consolidated Financial Statements                           25

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Texas Petrochemicals Corporation:

     We have audited the accompanying consolidated balance sheet of Texas Petrochemicals Corporation as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  DELOITTE & TOUCHE LLP
Houston, Texas
August 1, 1997

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Texas Petrochemicals Corporation:

     We have audited the accompanying combined balance sheet of Texas Olefins Company, subsidiaries and affiliate (Predecessor to Texas Petrochemicals Corporation) as of June 30, 1996, and the related combined statements of operations, stockholders' equity, and cash flows for the one month period ended June 30, 1996, the twelve month period ended May 31, 1996 and for the year ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects the combined financial position of Texas Olefins Company, subsidiaries and affiliate as of June 30, 1996, and the combined results of their operations and their cash flows for the one month period ended June 30, 1996, the twelve month period May 31, 1996 and for the year ended May 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the combined financial statements, effective June 1, 1994 and June 1, 1995, the Company changed its method of accounting for investment securities and its method of accounting for impairment of long-lived assets, respectively.

                                                  COOPERS & LYBRAND L.L.P.
Houston, Texas
August 16, 1996

             TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                         CONSOLIDATED BALANCE SHEET

               (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                 COMPANY    PREDECESSOR
                                                                 -------    -----------
                                                                 JUNE 30,     JUNE 30,
                                                                   1997        1996
                                                                ---------    --------
               ASSETS
Current assets:
    Cash and cash equivalents ...............................   $     101    $  4,780
    Investment securities ...................................        --         6,794
    Accounts receivable - trade .............................      44,662      35,280
    Inventories .............................................      17,926      11,933
    Other current assets ....................................      19,683      11,753
                                                                ---------    --------
       Total current assets .................................      82,372      70,540

Property, plant and equipment, net ..........................     239,959      81,814
Investments in land held for sale ...........................       3,886       6,181
Investment in and advances to limited partnership ...........       2,969       2,824
Goodwill, net of accumulated amortization of $4,887 .........     179,598        --
Other assets, net ...........................................      12,325       6,523
                                                                ---------    --------
       Total assets .........................................   $ 521,109    $167,882
                                                                =========    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Bank overdraft ..........................................   $  10,157    $   --
    Accounts payable - trade ................................      29,942      40,131
    Accrued expenses ........................................      16,917       4,383
    Current portion of cash bonus plan liability ............       7,811        --
    Current portion of long-term debt .......................       6,438        --
    Dividends payable .......................................        --           677
                                                                ---------    --------
       Total current liabilities ............................      71,265      45,191

Revolving line of credit ....................................      12,000      13,000
Long-term debt ..............................................     299,236        --
Cash bonus plan liability ...................................      17,573        --
Deferred income taxes and other .............................      65,959      16,107
Minority interest in net assets of consolidated subsidiary ..        --         1,107

Commitments and contingencies (Note 10)

Stockholders' equity:

    Common stock, $1 par value, 4,162,000 shares authorized
      and outstanding .......................................       4,162        --
    Additional paid in capital ..............................      71,643        --
    Accumulated deficit .....................................     (12,729)       --
    Note receivable from ESOP ...............................      (8,000)       --
    Net equity of Predecessor ...............................        --        92,477
                                                                ---------    --------
       Total stockholders' equity ...........................      55,076      92,477
                                                                ---------    --------
         Total liabilities and stockholders' equity .........   $ 521,109    $167,882
                                                                =========    ========

        See accompanying notes to consolidated financial statements.

              TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                     CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                COMPANY                PREDECESSOR
                                               ---------    ----------------------------------
                                                              ONE         TWELVE
                                                 YEAR        MONTH        MONTHS       YEAR
                                                 ENDED       ENDED        ENDED        ENDED
                                                JUNE 30,    JUNE 30,      MAY 31,      MAY 31,
                                                  1997        1996         1996         1995
                                               ---------    --------    ---------    ---------
Revenues ...................................   $ 490,246    $ 41,384    $ 455,585    $ 474,677
Cost of goods sold .........................     433,685      35,992      379,468      396,360
Depreciation and amortization ..............      29,876       1,277       14,982       14,298
                                               ---------    --------    ---------    ---------
  Gross profit .............................      26,685       4,115       61,135       64,019

Selling, general and administrative expenses       8,414       1,683       19,070       16,571
                                               ---------    --------    ---------    ---------
      Income from operations ...............      18,271       2,432       42,065       47,448

Interest expense (income) ..................      35,157          76        1,630         (720)

Other income (expense)
  Gain (loss) on disposal of assets and
     investment securities, net ............        --          (280)      (3,099)       1,112
  Impairment of investment in land .........        --          --        (12,592)        --
  Other, net ...............................       2,271         (88)        (236)         (12)
                                               ---------    --------    ---------    ---------
                                                   2,271        (368)     (15,927)       1,100
                                               ---------    --------    ---------    ---------
      Income (loss) before income taxes,
       extraordinary loss and minority

       interest ............................     (14,615)      1,988       24,508       49,268

Provision (benefit) for income taxes .......      (3,342)        761        7,903       16,880
                                               ---------    --------    ---------    ---------
      Income (loss) before extraordinary
       loss and minority interest ..........     (11,273)      1,227       16,605       32,388

Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $784 ......       1,456        --           --           --

Minority interest in net loss of
  consolidated subsidiary ..................        --             9          143          129
                                               ---------    --------    ---------    ---------
      Net income (loss) ....................   $ (12,729)   $  1,236    $  16,748    $  32,517
                                               =========    ========    =========    =========
Pro Forma net income to reflect
  income taxes for Affiliate (Note 7) ......                $   1,236    $ 15,098    $  30,448
                                                            =========    =========   =========
Loss per common share:
     Before extraordinary loss ....            $   (2.71)
     Extraordinary loss ...........                 (.35)
                                               ---------
                                               $   (3.06)
                                               =========
Weighted average shares outstanding             4,162,000
                                               =========

         See accompanying notes to consolidated financial statements.

                     TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                             ADDITIONAL     NOTE      CLASS A   CLASS B   AFFILIATE
                                     COMMON   PAID IN    RECEIVABLE   COMMON    COMMON     COMMON
                                     STOCK    CAPITAL    FROM ESOP     STOCK     STOCK      STOCK
                                     ------  ----------  ----------   -------   -------   ---------
PREDECESSOR COMPANY:

Balance, May 31, 1994                  --          --          --     $   200   $ 5,028   $   1,000
Net Income                             --          --          --        --        --          --
Dividends                              --          --          --        --        --          --
Sale of treasury stock                 --          --          --        --        --          --
Cancellation of Class B Common         --          --          --        --          (7)       --
Unrealized loss on investment
  investment securities                --          --          --        --        --          --
                                     ------  ----------  ----------   -------   -------   ---------
Balance, May 31, 1995                  --          --          --         200     5,021       1,000
Net income                             --          --          --        --        --          --
Redemption of Class A & B
  Common                               --          --          --        --        --          --
Sale of treasury stock                 --          --          --        --        --          --
Dividends                              --          --          --        --        --          --
Net change in unrealized loss on
  investment securities                --          --          --        --        --          --
Cancellation of Class B Common         --          --          --        --      (1,214)       --
Cancellation of Class B Common         --          --          --        --          (7)       --
Redemption and cancellation  of
   Affiliate common stock              --          --          --        --        --        (1,000)
                                     ------  ----------  ----------   -------   -------   ---------
Balance, May 31, 1996                  --          --          --         200     3,800        --
Net income                             --          --          --        --        --          --
Net change in unrealized loss on
    investment securities              --          --          --        --        --          --
Liquidating dividend to
    affiliate shareholders             --          --          --        --        --          --
                                     ------  ----------  ----------   -------   -------   ---------
Balance, June 30, 1996                 --          --          --         200     3,800        --

POST ACQUISITION:

Adjustments due to Acquisition       $4,162  $   71,643  $  (10,000)     (200)   (3,800)       --
Net loss                               --          --          --        --        --          --
Reduction in ESOP Note                 --          --         2,000      --        --          --
                                     ------  ----------  ----------   -------   -------   ---------
Balance, June 30, 1997               $4,162  $   71,643  $   (8,000)  $  --     $  --     $    --
                                     ======  ==========  ==========   =======   =======   =========
                                         RETAINED      UNREALIZED
                                         EARNINGS       LOSS ON
                                       (ACCUMULATED)   INVESTMENT   TREASURY
                                         (DEFICIT)     SECURITIES     STOCK      TOTAL
                                       -------------   ----------   --------   ---------
PREDECESSOR COMPANY:

Balance, May 31, 1994                  $     135,367         --     $ (1,187)  $ 140,408
Net Income                                    32,517         --         --        32,517
Dividends                                     (6,253)        --         --        (6,253)
Sale of treasury stock                          --           --          251         251
Cancellation of Class B Common                  (461)        --          468        --
Unrealized loss on investment
  investment securities                         --     $   (3,651)      --        (3,651)
                                       -------------   ----------   --------   ---------
Balance, May 31, 1995                        161,170       (3,651)      (468)    163,272
Net income                                    16,749         --         --        16,749
Redemption of Class A & B
  Common                                        --           --      (95,440)    (95,440)
Sale of treasury stock                          --           --       22,600      22,600
Dividends                                    (16,526)        --         --       (16,526)
Net change in unrealized loss on
  investment securities                         --          3,007       --         3,007
Cancellation of Class B Common               (71,626)        --       72,840        --
Cancellation of Class B Common                  (461)        --          468        --
Redemption and cancellation  of
   Affiliate common stock                       --           --         --        (1,000)
                                       -------------   ----------   --------   ---------
Balance, May 31, 1996                         89,306         (644)      --        92,662
Net income                                     1,236         --         --         1,236
Net change in unrealized loss on
    investment securities                       --           (744)      --          (744)
Liquidating dividend to
    affiliate shareholders                      (677)        --         --          (677)
                                       -------------   ----------   --------   ---------
Balance, June 30, 1996                        89,865       (1,388)      --        92,477

POST ACQUISITION:

Adjustments due to Acquisition               (89,865)       1,388       --       (26,672)
Net loss                                     (12,729)        --         --       (12,729)
Reduction in ESOP Note                          --           --         --         2,000
                                       -------------   ----------   --------   ---------
Balance, June 30, 1997                 $     (12,729)  $     --     $   --     $  55,076
                                       =============   ==========   ========   =========

                See accompanying notes to consolidated financial statements.

                    TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
                          CONSOLIDATED STATEMENT OF CASH FLOWS

                               (IN THOUSANDS OF DOLLARS)

                                                        COMPANY                PREDECESSOR
                                                       ---------    --------------------------------
                                                                       ONE       TWELVE
                                                          YEAR        MONTH      MONTHS       YEAR
                                                          ENDED       ENDED       ENDED       ENDED
                                                         JUNE 30,    JUNE 30,    MAY 31,      MAY 31,
                                                          1997        1996        1996        1995
                                                       ---------    --------    --------    --------
Cash flows from operating activities:
   Net income (loss) ...............................   $ (12,729)   $  1,236    $ 16,748    $ 32,517
   Adjustments to reconcile net income (loss)
    to cash flow from operating activities:
   Extraordinary loss ..............................       1,456        --          --          --
   Impairment of investment in land ................        --          --        12,592        --
   Depreciation of fixed assets ....................      24,810       1,259      14,768      14,072
   Amortization of intangibles .....................       5,066          18         214         226
   Amortization of debt issue costs ................       1,435        --          --          --
   Deferred income taxes ...........................      (2,897)       (237)     (5,829)        818
   Earnings from limited partnership ...............        (670)        190         202        (260)
   Change in:
     Accounts receivable ...........................      (9,382)      7,723       1,593     (18,100)
     Inventories ...................................      (5,993)      3,069       2,230      12,954
     Other assets ..................................      (4,906)      1,424      (3,616)       (852)
     Accounts payable, accrueds and other ..........       2,051        (768)      5,597       8,927
                                                       ---------    --------    --------    --------
      Net cash provided by
       (used in) operating activities ..............      (1,759)     13,914      44,499      50,302

Cash flows from investing activities:
   Capital expenditures ............................      (7,634)     (1,997)     (5,462)     (8,680)
   Proceeds from asset sales .......................       4,754        --          --          --
   Acquisition of the Company, net of cash acquired     (366,277)       --          --          --
   Distribution received from partnership ..........         525        --          --          --
   Purchase of investment securities ...............        --          --       (19,138)    (33,998)
   Proceeds from sale of Predecessor assets ........      16,288         702      32,821      16,778
                                                       ---------    --------    --------    --------
      Net cash provided by (used in)
       investing activities ........................    (352,344)     (1,295)      8,221     (25,900)

Cash flows from financing activities:
   Bank overdraft ..................................      10,157     (12,382)     12,382        --
   Net borrowings revolving line of credit .........      (1,000)      3,000      10,000     (11,000)
   Proceeds from issuance of long-term debt ........     368,000        --          --         1,000
   Payments on long-term debt ......................     (62,219)       --        (1,022)     (4,697)
   Cash bonus plan payments ........................      (9,406)       --          --          --
   Debt issuance and organizational costs ..........     (15,839)       --          --          --
   Investment by Parent ............................      62,511        --          --          --
   Reduction in note receivable from ESOP ..........       2,000        --          --          --
   Dividends paid ..................................        --          --       (16,526)     (9,085)
   Predecessor common stock transactions ...........        --          --       (73,840)        451
                                                       ---------    --------    --------    --------
      Net cash provided by (used in)
       financing activities ........................     354,204      (9,382)    (69,006)    (23,331)
                                                       ---------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents         101       3,237     (16,286)      1,071
Cash and cash equivalents, beginning ...............        --         1,543      17,829      16,758
                                                       ---------    --------    --------    --------
Cash and cash equivalents, ending ..................   $     101    $  4,780    $  1,543    $ 17,829
                                                       =========    ========    ========    ========

              See accompanying notes to consolidated financial statements.

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE ACQUISITION

    On July 1, 1996, Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (the "Affiliate") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation (the "Company") becoming a 100% owned subsidiary of Texas Petrochemicals Holdings, Inc. (the "Parent"). In connection with the Acquisition, the Company issued $175 million of Senior Subordinated Notes due 2006 (the "Subordinated Notes") and borrowed $140 million under the Bank Credit Agreement. On the closing date of the Acquisition, prior to closing, TOC sold to the previous majority shareholder of TOC for $7.8 million in cash a ranch of approximately 1,900 acres and the livestock and personalty thereon and 80% of the outstanding capital stock of The Texas Falls Corporation ("The Falls") owned by TOC. In June 1996, the Affiliate was dissolved and a $677,000 liquidating dividend was declared to its shareholders.

    The sources and applications of funds required to consummate the Acquisition are summarized below.

                                                       AMOUNT
                                                    (IN MILLIONS)
Sources of Funds:
   Bank Credit Agreement                                $ 140
   Subordinated Notes                                     175
   Investment by Parent                                    63
                                                        -----
       Total                                            $ 378
                                                        =====
Uses of Funds:
   Acquisition(1)                                       $ 363
   Fees and expenses(2)                                    15
                                                        -----
       Total                                            $ 378
                                                        =====
---------------
(1) Acquisition cost is net of cash received from the sale of the Texas Falls Corporation and the Ranch for combined proceeds of $7.8 million
(2) Represents underwriting fees, legal, accounting and other professional fees payable in connection with the financing of the Acquisition.

   The Acquisition was accounted for using the purchase method of accounting and, therefore, the consolidated financial statements for the year ended June 30, 1997 reflect the acquisition cost allocated to the net assets acquired based on their estimated fair values as of July 1, 1996. The fair value of tangible assets acquired, net of liabilities assumed, was $179 million. The balance of the acquisition cost, $184 million, was recorded as goodwill and is being amortized over 40 years utilizing the straight-line method.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

    The following unaudited pro forma combined statement of income assumes the Acquisition occurred on June 1, 1995. The pro forma combined statement of income reflects several adjusting entries, including but not limited to, increased depreciation and amortization as a result of the increased basis in fixed assets and goodwill and increased interest expense from the incurrance of additional debt. The results are not necessarily indicative of the results, which would actually have occurred if the purchase had taken place at June 1, 1995. Amounts are in millions, except share amounts.

                                                                   TWELVE
                                                                MONTHS ENDED
                                                                MAY 31, 1996
                                                                -------------
Revenues ....................................................   $       454.2
Cost of goods sold ..........................................           367.3
Depreciation and amortization ...............................            36.3
                                                                -------------
    Gross profit ............................................            50.6
Selling, general and administrative .........................            12.7
                                                                -------------
        Income from operations ..............................            37.9
Interest expense ............................................            31.9

Other expense:

    Loss on disposal of assets and investment securities, net            (3.1)
    Impairment of investment in land ........................           (12.6)
    Other, net ..............................................             0.1
                                                                -------------
                                                                        (15.6)
                                                                -------------
        Loss before income taxes ............................            (9.6)

Provision for income taxes ..................................            --

        Net loss ............................................   $        (9.6)
                                                                =============
        Loss per share ......................................   $       (2.30)
                                                                =============
        Weighted average shares outstanding .................       4,162,000
                                                                =============

2.  NATURE OF OPERATIONS

    The Company through its facility in Houston, Texas is the largest producer of butadiene and butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE"), in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

3.  SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements as of and for the year ended June 30, 1997 include the accounts of Texas Petrochemicals Corporation and its wholly owned subsidiary, Texas Butylene Chemical Company, collectively referred to as (the "Company"). The financial statements for the periods prior to July 1, 1996 include the combined presentation of the accounts of TOC, Texas Petrochemicals Corporation, The Falls and the Affiliate, collectively referred to as (the "Predecessor"). TOC was merged with and into Texas Petrochemicals Corporation in conjunction with the Acquisition described in Note 1. The minority interest reflected in the accompanying Predecessor financial statements reflects approximately 20% of the common stock of The Falls not owned by the Company.

CHANGE IN FISCAL YEAR END

    In June 1996 the Company's Board of Directors approved a change in the Company's fiscal year end to June 30 from May 31. Accordingly, the accompanying combined financial statements include results of operations and cash flows for the one month transition period.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

INVESTMENT SECURITIES

    The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has classified all investments as available-for-sale. Cost is determined by specific identification. Purchases and sales are reflected on a trade date basis. Investment securities are carried at fair value with any unrealized gains or losses reported as a component of stockholders' equity, net of tax.

INVENTORIES

    Inventories consist of raw materials, finished goods and chemicals used in processing and are valued at the lower of average cost or market.

    The Company may enter into product exchange agreements with suppliers whereby certain inventories are exchanged for raw materials. These exchanges are recorded at the lower of cost or market. Any resulting gains or losses from the utilization of these exchanges are reflected in cost of chemical products sold. Balances related to quantities due to or payable by the Company are included in inventory.

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Turnaround costs and other maintenance and repairs are charged to expense as incurred while significant improvements are capitalized. Upon retirement or sale of an asset, the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

DEPRECIATION

    Depreciation of property, plant and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 31 years, with the plants being depreciated over 10 years.

DEBT ISSUE COSTS AND OTHER

    Debt issue costs relating to the Company's long-term debt are amortized to interest expense over the scheduled maturity of debt utilizing the effective interest method. Unamortized debt issue costs relating to long-term debt retired prior to its scheduled maturity are charged off as an extraordinary item. Other assets include patents and catalysts, which are amortized using the straight-line method over their useful lives ranging from 2 to 7 years.

IMPAIRMENT OF ASSETS

    Prior to June 1, 1995, the Company recognized impairment of investments in land and property, plant and equipment at the time when a decline in value of an asset was determined to be permanent. Effective June 1, 1995, the Company adopted SFAS No. 121, "Impairment of Long-Lived Assets and Assets to be Disposed of." During the twelve months ended May 31, 1996, the Company evaluated the carrying value of its investment in land in light of the possible sale of these assets in the foreseeable future and considering the criteria of SFAS No. 121, determined that an impairment write-down was necessary. As a result, the Company recorded a provision for estimated impairment of $12.6 million, with an associated tax benefit of $4.7 million, to write-down certain investments in land to estimated fair market value. Actual sales proceeds from investments in land may differ from the carrying amounts.

 REVENUE RECOGNITION

    The Company recognizes revenue from sales of refined products in the period of delivery.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

    The Affiliate of the Predecessor elected for federal tax purposes to be taxed under provisions of Subchapter S of the Internal Revenue Code. This election required the stockholders to include the Affiliate's net earnings, losses and credits in their own income for tax purposes. Accordingly, the Affiliate generally was not liable for federal income taxes and no provision for federal income taxes is included in the accompanying financial statements. For the periods prior to July 1, 1996, pro forma net income reflects the effect on the combined company as if the Affiliate was a taxable entity for income tax purposes. The Affiliate's articles of incorporation required its board of directors to declare a payment of a cash dividend to its shareholders of no less than 110% of the maximum individual federal income tax rate under the Internal Revenue Code for each calendar year, payable within 30 days after the Affiliate files its tax return.

EMPLOYEE STOCK OWNERSHIP PLAN

    The balance of the note receivable from the Employee Stock Ownership Plan (See Note 11), is recorded as a contra account in the stockholder's equity section of the balance sheet.

     MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS No. 129 is effective for periods ending after December 15, 1997. SFAS No. 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. Adoption of these pronouncements is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

    Certain reclassifications have been made to previously issued financial statements to conform to the current presentation. There is no resulting impact on stockholders' equity or net income (loss).

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

4.  INVESTMENT SECURITIES

    On July 1, 1996 in connection with the Acquisition, all of the Predecessor's equity securities were sold at their unamortized cost. As of June 30, 1996 the Predecessor held $6.8 million of equity securities with an unamortized cost of $9.0 million and gross unrealized losses of $2.2 million. Unrealized losses of $0.6 million and $1.4 million (net of deferred tax) related to these securities is recorded as a component of stockholders' equity for the twelve months ended May 31, 1996 and the one month ended June 30, 1996, respectively. During the twelve months ended May 31, 1996 and the one month ended June 30, 1996, gross realized gains of approximately $1.9 million and $0, respectively, and gross realized losses of approximately $5.0 million and $0.3 million, respectively, were recognized on the sale of securities.

    The Predecessor held $3.7 million of bankers acceptance notes at May 31, 1995, with scheduled maturities of less than one year. The Predecessor also held approximately $17.4 million of equity securities at May 31, 1995. Unrealized losses of $3.6 million (net of deferred tax) related to these securities are recorded as a component of stockholders' equity for the year ended May 31, 1995. During the year ended May 31, 1995, gross realized gains of approximately $1.2 million and gross realized losses of approximately $0.05 million were recognized on the sale of securities.

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                     COMPANY     PREDECESSOR
                                                     --------     --------
                                                     JUNE 30,     JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Finished goods                                 $  8,500     $  5,480
      Raw materials                                     7,504        4,533
      Chemicals and supplies                            1,922        1,920
                                                     --------     --------
                                                     $ 17,926     $ 11,933
                                                     ========     ========

PROPERTY, PLANT AND EQUIPMENT:
                                                     COMPANY     PREDECESSOR
                                                     --------     --------
                                                     JUNE 30,     JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Chemical plants                                $259,293     $173,369
      Construction in progress                          3,047        5,378
      Other                                             1,934       13,812
                                                     --------     --------
                                                      264,274      192,559
      Less accumulated depreciation, depletion
          and amortization                             24,315      110,745
                                                     --------     --------
                                                     $239,959     $ 81,814
                                                     ========     ========

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS), CONTINUED

OTHER ASSETS:

                                                     COMPANY     PREDECESSOR
                                                     --------     --------
                                                     JUNE 30,     JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Debt issue costs                               $ 13,026     $   -
      Organizational costs                                573         -
      Intangibles and other                             2,000        7,934
                                                     --------     --------
                                                       15,599        7,934

      Less accumulated amortization                     3,274        1,411
                                                     --------     --------
                                                     $ 12,325     $  6,523
                                                     ========     ========
ACCRUED EXPENSES:
                                                     COMPANY     PREDECESSOR
                                                     --------     --------
                                                     JUNE 30,     JUNE 30,
                                                       1997         1996
                                                     --------     --------
      Accrued interest                               $ 13,203     $     81
      Property and sales taxes                          2,866        2,370
      Federal and state taxes                             135          959
      Other                                               713          973
                                                     --------     --------
                                                     $ 16,917     $  4,383
                                                     ========     ========

6.  LONG-TERM DEBT
                                                     COMPANY     PREDECESSOR
                                                     --------     --------
                                                     JUNE 30,     JUNE 30,
                                                       1997         1996
                                                     --------     --------
     Bank Credit Agreement:
      Term A Loan                                    $ 25,781     $   -
      Term B Loan                                      44,000         -
      ESOP Loan                                         8,000         -
      Revolving Credit Loans                           12,000       13,000
     Senior Subordinated Notes                        225,000         -
     Deferred premium on Senior Subordinated
        Notes                                           2,893         -
                                                     --------     --------
                                                      317,674       13,000
      Less current maturities                           6,438         -
                                                     --------     --------
      Long-term debt                                 $311,236     $ 13,000
                                                     ========     ========

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% at June 30, 1997) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at June 30, 1997). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

    On March 13, 1997 the Company closed on the sale of $50 million aggregate principal of its 11 1/8% Senior Subordinated Notes Due 2006 in a Rule 144A offering. The terms of the notes were identical, except as to the offering price, to the terms of the Senior Subordinated Notes issued by the Company in July 1996. The Company applied the net proceeds received from the offering to reduce the Term A Loan. The Company subsequently completed an exchange offer to exchange the unregistered securities for identical securities, which have been registered under the Securities Act.

    The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $242 million as of June 30, 1997. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 1997.

    The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

               FISCAL YEAR
               -----------
                  1998                                 $6,438
                  1999                                  6,438
                  2000                                  7,125
                  2001                                  8,156
                  2002                                  7,188

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

7.  FEDERAL AND STATE INCOME TAXES

    Significant components of the Company's deferred tax assets and liability at June 30, 1997 and June 30, 1996 are as follows (in thousands of dollars):

                                                        COMPANY      PREDECESSOR
                                                       ----------    ----------
                                                        JUNE 30,      JUNE 30,
                                                          1997          1996
                                                       ----------    ----------
    Deferred tax asset (liability) - current:

       Net operating loss carryforward .............   $    1,292    $     --
       Cash bonus plan .............................        2,756          --
       Accrued liabilities .........................         (446)         --
       Unrealized loss on investment securities ....         --             815
                                                       ----------    ----------
                                                       $    3,602    $      815
                                                       ==========    ==========
    Deferred tax asset (liability) - noncurrent:

       Investment in land ..........................   $    4,660    $    4,660
       Cash bonus plan .............................        6,200          --
       Property, plant and equipment ...............      (76,819)      (20,423)
                                                       ----------    ----------
                                                       $  (65,959)   $  (15,763)
                                                       ==========    ==========

    The current deferred tax asset is included in other current assets in the accompanying balance sheet. As of June 30, 1997 the Company had estimated net operating loss carryforwards for income tax reporting purposes of approximately $3.7 million which expire on June 30, 2012.

    The provision for federal and state income taxes is comprised of the following (in thousand of dollars):

                                  COMPANY                PREDECESSOR
                                  --------   ----------------------------------
                                                ONE         TWELVE
                                    YEAR       MONTH        MONTHS       YEAR
                                   ENDED       ENDED        ENDED       ENDED
                                  JUNE 30,    JUNE 30,      MAY 31,     MAY 31,
                                    1997        1996         1996        1995
                                  --------   ----------   ----------   --------
Current:

    Federal ....................  $   (508)  $      880   $   12,150   $ 14,314
    State ......................        63          118        1,582      1,748
                                  --------   ----------   ----------   --------
                                      (445)         998       13,732     16,062
                                  --------   ----------   ----------   --------
Deferred:

    Federal ....................    (2,897)        (210)      (5,461)       895
    State ......................       (27)        (368)         (77)
                                  --------   ----------   ----------   --------
                                    (2,897)        (237)      (5,829)       818
                                  --------   ----------   ----------   --------
       Total provision (benefit)
         for income taxes ......  $ (3,342)  $      761   $    7,903   $ 16,880
                                  ========   ==========   ==========   ========
       Pro Forma income
         tax provision .........      --     $      761   $    9,553   $ 18,949
                                  ========   ==========   ==========   ========

    Pro Forma income tax provision assumes that the income of the Affiliate, which is a Subchapter S Corporation and accordingly pays no federal income tax, was taxable to the Predecessor based on the Predecessor's effective tax rate.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations. The reasons for this difference are as follows:

                                          COMPANY               PREDECESSOR
                                          --------    --------------------------------
                                                        ONE        TWELVE
                                            YEAR       MONTH       MONTHS       YEAR
                                           ENDED       ENDED       ENDED       ENDED
                                          JUNE 30,    JUNE 30,     MAY 31,     MAY 31,
                                            1997        1996        1996        1995
                                          --------    --------    --------    --------
Statutory federal income tax rate ......        35%         35%         35%         35%
Computed "expected" federal income tax .  $ (5,115)   $    696    $  8,578    $ 17,438
Increase (decrease) in tax
  resulting from:
    Affiliate earnings not subject
      to federal income tax ............      --        (1,651)     (2,069)
    State income taxes, net of
      federal benefit ..................        41          59         789       1,086
    Other, net .........................        22           6         280         518
    Amortization of goodwill and other .     1,710        --           (93)        (93)
                                          --------    --------    --------    --------
Provision (benefit) for income taxes ...  $ (3,342)   $    761    $  7,903    $ 16,880
                                          ========    ========    ========    ========

8.  INVESTMENT IN AND ADVANCES TO LIMITED PARTNERSHIP

    The Company and Hollywood Marine, Inc. formed a limited partnership, Hollywood/Texas Olefins, Ltd., to operate four barges capable of transporting chemicals. The Company is a 50% limited partner in the limited partnership. The Company accounts for this investment under the equity method and records its portion of the limited partnership's net income as other income in the accompanying statement of operations. Summarized financial information of the partnership has not been presented because the Company's investment in and its proportionate share of the partnership's operations are not material.

9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for interest and income taxes are as follows (in thousands of dollars):

                              COMPANY                   PREDECESSOR
                              --------      ------------------------------------
                                              ONE          TWELVE
                                YEAR         MONTH         MONTHS         YEAR
                               ENDED         ENDED         ENDED         ENDED
                              JUNE 30,      JUNE 30,       MAY 31,       MAY 31,
                                1997          1996          1996          1995
                              --------      --------      --------      --------
Interest ...............      $ 20,600      $     62      $  2,330      $    527

Income taxes ...........           967           877        14,756        14,740

            TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company is reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.8 million, $0.04 million, $0.8 million and $0.7 million, for the year ended June 30, 1997, for the one month period ended June 30, 1996, for the twelve months ended May 31, 1996 and for the year ended May 31, 1995, respectively. The Company is also obligated under an operating lease to Hollywood/Texas Olefins, Ltd. for the rental of two barges.

    Total rent expense was approximately $3.9 million, $0.4 million, $4.8 million and $4.4 million (net of reimbursements described above and including $1.8 million, $0.2 million, $2.0 million and $2.0 million for the rental of four barges) for the year ended June 30, 1997, for the one month period ended June 30, 1996, for the twelve months ended May 31, 1996 and for the year ended May 31, 1995, respectively. Future minimum lease payments at June 30, 1997 are as follows (in thousands of dollars):

               FISCAL YEAR
               -----------
                  1998                                 $3,993
                  1999                                  2,994
                  2000                                  2,307
                  2001                                  1,783
                  2002                                    814

PURCHASE COMMITMENTS

    The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

LITIGATION

    The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material adverse impact on the Company's financial position of results of operations.

STOCKHOLDER ACTION

    Effective July 28, 1995 the Predecessor's Board of Directors approved the redemption of 25,000 shares of Class A common stock and 1,565,670 shares of Class B common stock from certain stockholders for total consideration of approximately $95,000,000. The redemption was paid with cash of approximately $80,000,000 and with the issuance to a former stockholder of a $15,000,000 promissory note due November 1, 1995 collateralized by 915,000 shares of Class B common stock

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR) and the personal guarantee of an officer of the Predecessor. In connection with the above redemption the Predecessor's Board of Directors approved the sale of
(1) 351,670 shares of Class B treasury stock to certain officers of the Predecessor and to a trust at the price of $60 per share, and (2) 25,000 shares to Class A treasury stock to an officer of the Predecessor at a price of $60 per share. On September 12, 1995, the Predecessor's stockholders did not ratify the stock redemption and other transactions described above. These items were not ratified due to the abstention of the trustee representing a majority of Class B common stock. The abstaining stockholder has the right, for up to two years from September 12, 1995, to vote in favor of or against the aforementioned transaction or take other action on behalf of the trust beneficiaries. The Company cannot predict what action the abstaining stockholder will take. Accordingly, the Company cannot determine the effect, if any, of this uncertainty on its financial position, results of operations or cash flows.

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

    Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices. It is not known whether the site will require remediation or at what cost.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

PREDECESSOR COMMITMENTS

    During 1996, the Predecessor's Board of Directors approved the cancellation of all of the following stock purchase agreements, stock option agreements and salary continuation agreements in anticipation of the Acquisition.

STOCK PURCHASE AGREEMENTS

    The Predecessor's Board of Directors approved a stock purchase agreement with certain officers who own 185,000 shares of the Predecessor's outstanding Class A common stock and 1,081,670 shares of the Predecessor's outstanding Class B common stock. Under the terms of this agreement in the event any of these officers ceases full time employment with the Predecessor or in the event of the stockholder's death, the Predecessor must redeem all of the stockholder's shares at a redemption price of $60 per share. This agreement superseded the previous stock purchase agreements of the Predecessor which are described in the following paragraphs.

    The Predecessor entered into a stock purchase agreement with a certain minority stockholder who owns 20,000 shares of the Predecessor's outstanding Class A common stock and 80,000 shares of the Predecessor's outstanding Class B common stock. Under the terms of this agreement, in the event of the stockholder's death, the Predecessor must redeem all shares owned by the deceased stockholder at a formula price, which is adjusted annually. At May 31, 1995, the formula price per share was approximately $58.

    The Predecessor entered into a death benefit agreement with an officer of the Predecessor who owns 660,000 shares of Class B common stock of the Predecessor. This agreement provides that in the event of the death of the officer, the Predecessor is obligated to redeem the shares at a price of $60 per share with twenty-five percent of the purchase price payable at closing and the balance payable in five equal annual installments plus interest at the rate of eight percent per annum. This agreement replaces a previous agreement that obligated the Predecessor to redeem the shares in the event of the death of the officer at a price of $80 per share.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

    The Predecessor entered into a stock purchase agreement with certain of its minority stockholders who own 171,000 shares of the Predecessor's outstanding common stock. Under the terms of this agreement, such stockholders may sell their shares to the Predecessor at a formula price, which is adjusted annually. Under this agreement, the Predecessor is obligated to redeem the shares in the event of the death of the stockholder at the formula price. At May 31, 1995, the formula price per share was approximately $54.

    The Predecessor also entered into a Section 303 stock purchase agreement with an officer of the Predecessor who owns 85,000 shares of the Predecessor's outstanding common stock. This agreement allows for the officer's estate to require the Predecessor to redeem the necessary shares so as to pay estate taxes and funeral and administrative expenses upon the death of the officer. Under the terms of this agreement, the redemption price per share will be based upon the value of the shares as reflected on the federal estate tax return.

    Additionally, the Predecessor entered into separate stock purchase agreements with an officer of the Predecessor and his spouse who own 500,000 shares of the Predecessor's outstanding common stock as part of a community estate. The agreement with the officer requires the Predecessor to redeem 250,000 shares from the community estate upon the officer's death at a price of $90 per share with twenty five percent of the redemption price payable at closing and the balance payable in five annual installments plus interest at the rate of eight percent per annum. The agreement with the officer's spouse allows her to require the Predecessor to redeem the 250,000 shares from the community estate not redeemed as part of the officer's agreement for a period of one year subsequent to the officer's death at the same price and payable in the same manner as set forth in the officer's agreement. Additionally, the spouse's agreement requires the Predecessor to redeem 250,000 shares of the stock from the community estate in the event that she predeceases the officer at a price of $90 per share with sixty percent of the redemption price payable at closing and the balance payable in thirty-six equal monthly installments plus interest at the rate of eight percent per annum.

    All of the Affiliate's common stock is subject to a stock purchase agreement. Under the terms of the stock purchase agreement, the Affiliate is obligated to redeem all of a stockholder's shares in the event of death and has an option to redeem all of a stockholder's shares in certain other instances. The redemption price is equal to the Affiliate's adjusted book value, as defined in the agreement, divided by the number of outstanding shares. At May 31, 1995, the redemption price per share was $8.15. Of the total redemption amount, 25% is to be paid in cash with the remaining balance to be paid in 42 equal monthly installments as evidenced by an interest bearing promissory note.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

STOCK OPTION AGREEMENTS

    The Predecessor entered into stock option agreements with two of its officers, which granted them the option to purchase 100,000 shares of common stock. The option purchase price for the shares is $40 per share. At May 31, 1995, 30,000 shares were exercisable. During the fiscal year ended May 31, 1994, one of the officers forfeited his option to purchase 50,000 shares of common stock. In the event the option is exercised, the Predecessor and the officers will enter into stock purchase agreements. Under the terms of the agreement, transfer of the stock is restricted and only the Predecessor, at its option, may redeem the stock. However, upon death of the officer, the Predecessor is obligated to redeem the officer's shares. In all instances the redemption price will be the greater of the formula price in the agreement or $40 per share. At May 31, 1995 the formula price was approximately $54 per share.

  SALARY CONTINUATION AGREEMENTS

    The Predecessor entered into salary continuation agreements with three of its officers. The agreements provide that if the officer is an employee of the Predecessor upon death, an amount ranging from $10,000 to $25,000 would be payable monthly to his estate for a period of five years.

11.  EMPLOYEE BENEFITS

PROFIT SHARING PLAN

     The Company has a noncontributory profit sharing plan that covers all full-time employees that have completed one year or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund which is matched by the Company at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was $169,591, $14,786, $195,627 and $180,000 for the year ended June 30, 1997, for the one month period ended June 30, 1996, for the twelve month period ended May 31, 1996 and for the year ended May 31, 1995, respectively. Additionally, the Company made additional discretionary contributions to the plan which amounted to approximately $1.1 million, $0.2 million, $2.4 million and $2.6 million for the year ended June 30, 1997, for the one month period ended June 30, 1996, for the twelve month period ended May 31, 1996 and for the year ended May 31, 1995, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

   In connection with the Acquisition, the Parent established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the ESOP Loan is discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR) are used to retire principal and pay interest on the loan is reported as compensation expense. Principal and interest payments made for the year ended June 30, 1997 amounted to $2.7 million.

  CASH BONUS PLAN LIABILITY

   In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who have contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount is to be paid in sixteen quarterly installments which began in October 1996.

12.  RELATED PARTY TRANSACTIONS

     Prior to the Acquisition, the Predecessor made contributions from time to time to a charitable organization that is an affiliate of the Predecessor.

13.  CONCENTRATION OF CREDIT RISK

    The Company sells its products primarily to chemical and petroleum based companies in North America. For the year ended June 30, 1997, the one month period ended June 30, 1996, the twelve month period ended May 31, 1996 and the year ended May 31, 1995 approximately 41%, 46%, 50%, and 35%, respectively, of the Company's sales were to four customers. The Company had two customers, which represented 11% and 17% of sales during the year ended June 30, 1997, 14% and 16% of sales during the one month period ended June 30, 1996, and 16% and 19% of sales during the twelve months ended May 31, 1996. The Company had one customer, which represented 12% of sales during the year ended May 31, 1995. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

    The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is minimal.

14.  FINANCIAL INSTRUMENTS

    At June 30, 1997 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 6), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable.

ITEM 9. CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On January 15, 1997 the Audit Committee of the Board of Directors of the Company recommended and the Company's Board of Directors approved, the engagement of Deloitte & Touche LLP ("D&T") to audit the consolidated financial statements of the Company for the year ending June 30, 1997. Accordingly, the engagement of Coopers & Lybrand L.L.P. ("C&L") as the Company's auditors was discontinued. C&L's reports on the Company's combined financial statements for the year ended May 31, 1995, the twelve months ended May 31, 1996 and the one month ended June 30, 1996 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's combined financial statements for the year ended May 31, 1995, the twelve months ended May 31, 1996 and the one month ended June 30, 1996, and during the subsequent interim period preceding such dismissal, (i) the Company had no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) C&L did not advise the Company of any "reportable event" as defined in Regulation S-K under the Securities Exchange Act of 1934 and (iii) the Company did not consult with D&T on any accounting, auditing, or financial reporting matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one year term or until such person's successor is duly elected and qualified.

                                                                   YEARS OF
                                                               SERVICE WITH THE
                                                                COMPANY OR ITS
       NAME            AGE                POSITION               PREDECESSORS
--------------------  ----  ----------------------------------     --------
Gordon A. Cain          85  Director                                   13
William R. Huff         47  Director                                    1
William A. McMinn       67  Director and Chairman                      13
Steve A. Nordaker       50  Director                                   --
Susan O. Rheney         38  Director                                    1
John T. Shelton         66  Director                                   13
B. W. Waycaster         58  Director, President and
                               Chief Executive Officer                  4
Claude E. Manning       51  Chief Financial Officer                    24
Ronald W. Woliver       57  Vice President, Marketing                  28
Stephen R. Wright       49  Vice President and General Counsel          1
Bill R. McNeese         62  Vice President, Operations                  9

    Mr. Cain is Chairman of the Board of Agennix Inc. and of Lexicon Genetics, Inc., biotechnology companies. From August 1982 until his retirement in December 31, 1992, he was Chairman of the Board of The Sterling Group, Inc. ("Sterling"). Mr. Cain was the Chairman of the Board of Sterling Chemicals, Inc. from 1986 until it was sold in August 1996 and was on the Board of Directors of Arcadian Corporation from May 1989 until it was sold in April 1997. Prior to organizing Sterling, Mr. Cain was involved in the purchase of a variety of businesses and provided consulting services to these and other companies. Mr. Cain was also Chairman of the Board of UltraAir, Inc. from 1991 to 1994, Chairman of the Board of Cain Chemical Inc. from its organization in March 1987 until its acquisition by Occidental Petroleum Corporation in May 1988 and the Chairman of the Board of Vista Chemical Company from 1984 until 1986.

    Mr. Huff is President of the General Manager of WRH Partners, L.L.C., the General Partner of The Huff Alternative Income Fund, L.P. (the "Huff Fund"). He also has been President of one of the general managers of W.R. Huff Asset Management Co., L.L.C., an investment management firm, since 1984. Mr. Huff serves on the Board of Directors as the designee of the Huff Fund.

    Mr. McMinn has been Chairman of the Board of the Company since 1996. He was Corporate Vice President and Manager of the Industrial Chemical Group of FMC Corporation, a manufacturer of machinery and chemical products, from 1973 through 1985. He became President and Chief Executive Officer of Cain Chemical Inc., a producer of petrochemicals, in 1987 and served in that capacity until its acquisition by Occidental Petroleum in May 1988. He became Chairman of the Board of Directors of Arcadian Corporation in August 1990 and served in that capacity until it was sold in April 1997

    Mr. Nordaker has been a Managing Director of Chase Securities since August 1995. From 1982 to 1995, he was a Group Manager at Texas Commerce Bank National Association and, in addition, served in several capacities at Texas Commerce Bank in the Energy Group, including Section Manager and Division Manager. From May 1977 to March 1982, Mr. Nordaker was a Manager of Projects for The Frantz Company, an engineering consulting firm servicing the oil refinery and petrochemical industry. Prior thereto, he was a chemical engineer with Universal Oil Products. Mr. Nordaker serves on the Board of Directors as the Designee of Chase Venture, an affiliate of Chase Securities.

    Ms. Rheney has been a principal of Sterling since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of Mail-Well, Inc.

    Mr. Shelton has been Vice Chairman of the Board, Executive Vice President and Chief Operations Officer of the Company since 1983. Prior thereto, Mr. Shelton held various positions in the chemicals industry including Vice President - Manufacturing of Oxirane Corporation and Manager - Manufacturing/Engineering of Atlantic Richfield Company. Mr. Waycaster has been President and Chief Executive Officer of the Company since 1992. Prior thereto, Mr. Waycaster spent 27 years with The Dow Chemical Company and was serving as Vice President of the Hydro-Carbon and Resources division when he left to join the Company.

    Mr. Manning has been Chief Financial Officer of the Company since 1991. In 1972, he joined Petro-Tex Chemical Corporation (which was the prior owner of the Company's Houston facility), where he served as Vice President - Finance, and Director of Finance and Accounting.

    Mr. Woliver has been Vice President - Marketing of the Company since 1976. He joined

Petro-Tex Chemical Corporation in 1968 and has held various marketing positions in the United States and in Brussels.

    Mr. Wright joined the Company in August 1996 as Vice President and General Counsel. From January 1996 until he joined the Company, Mr. Wright was engaged in the private practice of law, either as a sole practitioner or of counsel to Andrews & Kurth, L.L.P. For over five years prior thereto, Mr. Wright was the Vice President and General Counsel or the Senior Vice President and General Counsel of Destec Energy, Inc.

    Mr. McNeese has been Vice President - Operations of the Company since 1992. He joined the Company in 1986 and has held positions in manufacturing, production and utilities. From 1984 to 1986, Mr. McNeese served as General Manager- Operations of Engineering for Paktank Corporation. Prior thereto, Mr. McNeese held various positions in a number of Atlantic Richfield Company businesses. Mr. McNeese has over 30 years of experience in the chemicals industry.

COMPENSATION OF DIRECTORS

    Directors of the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total value of compensation received by the Chief Executive Officer and the five most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of May 31, 1996 (the "Named Executive Officers") for services rendered in all capacities to the Company for the year ended June 30, 1997, the twelve months ended May 31, 1996 and the year ended May 31, 1995.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                  YEAR(1)      SALARY       BONUS(2)
---------------------------                 --------     --------     ----------
B. W. Waycaster, President
  and  Chief Executive Officer                  1997     $300,000     $  326,787
                                                1996      300,000      2,899,100
                                                1995      300,000        565,300

Ronald W. Woliver, Vice
  President, Marketing                          1997     $180,000     $  127,393
                                                1996      180,000      1,012,300
                                                1995      180,000      1,084,900

Stephen R. Wright, Vice
  President, General Counsel                    1997     $165,000     $   50,104

Claude E. Manning,
  Chief Financial Officer                       1997     $148,500     $   63,649
                                                1996      132,000         72,966
                                                1995      121,000        100,811

Bill R. McNeese, Vice
  President, Operations                         1997     $148,500     $   63,869
                                                1996      132,000         72,293
                                                1995      121,000        100,133

----------
(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2) Includes 401(k) contributions in 1996 and 1995 of $21,035 and $24,618, respectively, for Mr. Manning and $21,149 and $24,440, respectively, for Mr. McNeese.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Texas Petrochemical Holdings, Inc. owns 100% of the outstanding shares of the Company's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Prior to the Acquisition, the Predecessor made contributions from time to time to a charitable organization that is an affiliate of the Predecessor.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Exhibits

        27  Financial Data Schedule

    (b) Financial Statement Schedules

        Not applicable

    (c) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TEXAS PETROCHEMICALS CORPORATION
                                                (Registrant)

                                   By:        B.W. WAYCASTER
                                               (Signature)
                                              B.W. Waycaster
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 24, 1997.

    WILLIAM A. MCMINN            Chairman
    William A. McMinn

     B.W. WAYCASTER              Director, President and Chief Executive Officer
     B.W. Waycaster

    CLAUDE E. MANNING            Chief Financial Officer
    Claude E. Manning

     GORDON A. CAIN              Director
     Gordon A. Cain

     WILLIAM B. HUFF             Director
     William B. Huff

    STEVE A. NORDAKER            Director
    Steve A. Nordaker

     SUSAN O. RHENEY             Director
     Susan O. Rheney

     JOHN T. SHELTON             Director
     John T. Shelton