Form 10-Q
period 1997-09-30
TEXAS PETROCHEMICALS CORP
filed 1997-11-14
CIK 1020389

-------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

   The number of shares of common stock of the registrant outstanding as of November 13, 1997 is 4,162,000.
         -------------------------------------------------------------

                        TEXAS PETROCHEMICALS CORPORATION

                                TABLE OF CONTENTS


                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of September 30, 1997 and June 30, 1997    1

   Consolidated Statement of Operations for the three months ended
      September 30, 1997 and 1996                                           2

   Consolidated Statement of Cash Flows for the three months ended
      September 30, 1997 and 1996                                           3

   Notes to Consolidated Financial Statements                               4

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                       8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  12
Item 6. Exhibits and Reports on Form 8-K                                   12
Signature                                                                  13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        TEXAS PETROCHEMICALS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         SEPTEMBER 30,  JUNE 30,
                                                            1997         1997
                                                         ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ........................   $     155    $     101
    Accounts receivable - trade ......................      44,334       44,662
    Inventories ......................................      16,652       17,926
    Other current assets .............................      19,536       19,683
                                                         ---------    ---------
       Total current assets ..........................      80,677       82,372

Property, plant and equipment, net ...................     235,550      239,959
Investments in land held for sale ....................       2,579        3,886
Investment in and advances to limited partnership ....       3,057        2,969
Goodwill, net ........................................     178,234      179,598
Other assets, net of accumulated amortization ........      13,891       12,325
                                                         ---------    ---------
       Total assets ..................................   $ 513,988    $ 521,109
                                                         =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ...................................   $  10,852    $  10,157
    Accounts payable - trade .........................      27,560       29,942
    Accrued expenses .................................      13,458       16,917
    Current portion of cash bonus plan ...............       7,810        7,811
    Current portion of long-term debt ................       7,412        6,438
                                                         ---------    ---------
       Total current liabilities .....................      67,092       71,265

Revolving line of credit .............................      10,000       12,000
Long-term debt .......................................     297,335      299,236
Cash bonus plan ......................................      15,625       17,573
Deferred income taxes ................................      66,667       65,959

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock, $1 par value, 4,162,000
     shares authorized and outstanding ...............       4,162        4,162
    Additional paid in capital .......................      71,643       71,643
    Accumulated deficit ..............................     (11,036)     (12,729)
    Note receivable from ESOP ........................      (7,500)      (8,000)
                                                         ---------    ---------
       Total stockholders' equity ....................      57,269       55,076
                                                         ---------    ---------
         Total liabilities and stockholders'
          equity .....................................   $ 513,988    $ 521,109
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
Revenues .......................................    $   135,443     $   127,401
Cost of goods sold .............................        109,958         109,003
Depreciation and amortization ..................          7,727           7,981
                                                    -----------     -----------
    Gross profit ...............................         17,758          10,417

Selling, general and administrative expenses ...          5,206           2,150
                                                    -----------     -----------
        Income from operations .................         12,552           8,267

Interest expense ...............................          9,073           8,750

Other income (expense):
    Loss on disposal of non-plant assets .......           (436)           --
    Other, net .................................            296           1,173
                                                    -----------     -----------
                                                           (140)          1,173
                                                    -----------     -----------
        Income before income taxes .............          3,339             690

Provision for income taxes .....................          1,646             810
                                                    -----------     -----------

        Net income (loss) ......................    $     1,693     $      (120)
                                                    ===========     ===========

Income (loss) per share ........................    $      0.41     $     (0.03)
                                                    ===========     ===========

Weighted average shares outstanding ............      4,162,000       4,162,000
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                             1997          1996
                                                          -------     ---------
Cash flows from operating activities:
    Net income (loss) ................................    $ 1,693     $    (120)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
    Depreciation of fixed assets .....................      6,280         6,475
    Amortization of goodwill and other assets ........      1,446         1,507
    Amortization of debt issue costs and
      deferred premium ...............................        272           405
    Loss on sale of non-plant assets .................        436          --
    Earnings from limited partnership ................       (128)         (270)
    Deferred income taxes ............................        435           586
    Change in:
      Accounts receivable ............................        328         2,092
      Inventories ....................................      1,274        (3,377)
      Other assets ...................................     (1,655)       (1,357)
      Accounts payable ...............................     (2,382)      (12,441)
      Accrued expenses ...............................     (3,095)       11,248
                                                          -------     ---------
         Net cash provided by operating activities ...      4,904         4,748

Cash flows from investing activities:
    Capital expenditures .............................     (1,871)       (2,544)
    Proceeds from the sale of non-plant assets .......        871         1,100
    Distribution from limited partnership ............         40          --
    Acquisition of the Company .......................       --        (366,277)
    Proceeds from sale of Predecessor assets .........       --          16,288
                                                          -------     ---------
         Net cash used in investing activities .......       (960)     (351,433)

 Cash flows from financing activities:
    Change in bank overdraft .........................        695         3,989
    Net borrowings (repayments) under revolver .......     (2,000)      (13,000)
    Proceeds from issuance of long-term debt .........      3,192       315,000
    Payments on long-term debt .......................     (4,039)       (3,250)
    Payment of cash bonus plan .......................     (1,948)       (3,500)
    Debt issuance costs ..............................       (290)      (14,640)
    Reduction in note receivable from ESOP ...........        500           500
    Investment by Parent .............................       --          62,261
    Organizational costs .............................       (521)
                                                          -------     ---------
         Net cash provided by (used in) financing
          activities .................................     (3,890)      346,839
                                                          -------     ---------
Net increase in cash and cash equivalents ............         54           154
Cash and cash equivalents, at beginning of period ....        101          --
                                                          -------     ---------
Cash and cash equivalents, at end of period ..........    $   155     $     154
                                                          =======     =========

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 1997 and the results of its operations and cash flows for the interim period ended September 30, 1997. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1997. The June 30, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                        TEXAS PETROCHEMICALS CORPORATION

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                     SEPTEMBER 30,      JUNE 30,
                                                        1997              1997
                                                       -------           -------
Finished goods .............................           $ 6,791           $ 8,500
Raw materials ..............................             7,996             7,504
Chemicals and supplies .....................             1,865             1,922
                                                       -------           -------
                                                       $16,652           $17,926
                                                       =======           =======

PROPERTY, PLANT AND EQUIPMENT:
                                                      SEPTEMBER 30,     JUNE 30,
                                                           1997           1997
                                                         --------       --------
Chemical plants ..................................       $259,519       $259,293
Construction in progress .........................          4,543          3,047
Other ............................................          2,084          1,934
                                                         --------       --------
                                                          266,146        264,274
Less accumulated depreciation, depletion
    and amortization .............................         30,596         24,315
                                                         --------       --------
                                                         $235,550       $239,959
                                                         ========       ========

OTHER ASSETS:
                                                       SEPTEMBER 30,    JUNE 30,
                                                          1997            1997
                                                         -------         -------
Debt issue costs ...............................         $13,317         $13,026
Organizational costs ...........................             573             573
Prepaid insurance costs ........................           1,710            --
Intangibles and other ..........................           2,000           2,000
                                                         -------         -------
                                                          17,600          15,599
Less accumulated amortization ..................           3,709           3,274
                                                         -------         -------
                                                         $13,891         $12,325
                                                         =======         =======

                        TEXAS PETROCHEMICALS CORPORATION

ACCRUED EXPENSES:
                                                    SEPTEMBER 30,       JUNE 30,
                                                        1997              1997
                                                       -------           -------
Accrued interest ...........................           $ 8,407           $13,203
Property and sales taxes ...................             4,272             2,866
Federal and state taxes ....................                80               135
Other ......................................               699               713
                                                       -------           -------
                                                       $13,458           $16,917
                                                       =======           =======

LONG TERM DEBT:
                                                         SEPTEMBER 30,  JUNE 30,
                                                             1997         1997
                                                           --------     --------
Bank Credit Agreement:
   Term A Loan .......................................     $ 23,253     $ 25,781
   Term B Loan .......................................       43,132       44,000
   ESOP Loan .........................................        7,500        8,000
   Revolving Credit Loans ............................       10,000       12,000
Senior Subordinated Notes ............................      225,000      225,000
Deferred premium on Senior Subordinated Notes ........        2,812        2,893
Long-term financing ..................................        3,050         --
                                                           --------     --------
                                                            314,747      317,674
Less current maturities ..............................        7,412        6,438
                                                           --------     --------
Long-term debt .......................................     $307,335     $311,236
                                                           ========     ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% for Term A and Term B, respectively at September 30, 1997) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at September 30, 1997). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

                        TEXAS PETROCHEMICALS CORPORATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three months ended September 30, 1997 and 1996.

REVENUES
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ---------------------
                                                   1997          1996
                                                ---------     -------
                                                  (DOLLARS IN MILLIONS)
Butadiene                                      $ 36.0  27%   $ 27.4   21%
MTBE                                             61.7  45      69.9   55
n-Butylenes                                      15.9  12      11.1    9
Specialty Isobutylenes                           18.3  13      14.9   12
Other(1)                                          3.5   3       4.1    3
                                               ------ ---    ------  ---
Total                                          $135.4 100%   $127.4  100%
                                               ====== ===    ======  ===
----------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ---------------------
                                                    1997       1996
                                                ---------     -------
                                         (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                           198.8     171.7
MTBE(1)                                              67.9      85.1
n-Butylenes                                          85.2      59.0
Specialty Isobutylenes                               87.2      59.6
----------
(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                ---------------------
                                                   1997          1996
                                                ---------     -------
                                                  (DOLLARS IN MILLIONS)
Revenues                                      $135.4  100%  $127.4  100%
Cost of goods sold                             109.9   81    109.0   86
Depreciation and amortization                    7.7    6      8.0    6
                                              ------  ---   ------  ---
    Gross profit                                17.8   13     10.4    8
Selling, general and administrative expenses     5.2    4      2.1    2
                                              ------  ---   ------  ---
    Income from operations                    $ 12.6    9%  $  8.3    6%
                                              ======  ===   ======  ===


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

  REVENUES

    The Company's revenues increased by approximately 6%, or $8.0 million, to $135.4 million for the three months ended September 30, 1997 from $127.4 million for the three months ended September 30, 1996. Butadiene sales revenues increased over 30% as a result of higher sales volumes. Butadiene sales continue to remain strong as a result of market demand and increased production levels. MTBE sales revenues were lower as a result of lower sales volumes during the current period partially offset by higher sales prices. Sales volumes of MTBE are lower due to the shift in isobutylene production, an intermediate feedstock, to the production of isobutylene concentrate. Sales volumes of isobutylene concentrate have returned to more historical levels due to improvements in market fundamentals. Sales of high-purity isobutylene and diisobutylene were relatively unchanged. N-butylene sales revenue increased significantly due to higher sales volumes. Sales volumes of butene-1 increased 22% due to an unplanned shutdown of a major competitor in the market. The Company was able to successfully increase its butene-1 production rates to meet this demand from customers. Sales volumes of butene-2 also increased as a result of market fundamentals, which made butene-2 a viable feedstock alternative.

    GROSS PROFIT

    Gross profit increased by approximately 71%, or $7.4 million, to $17.8 million for the three months ended September 30, 1997 from $10.4 million for the three months ended September 30, 1996. Gross margin during this period increased to 13.1% from 8.2%. This increase was primarily attributable to higher MTBE margins. During the current quarter MTBE sales prices increased an average of 11% compared to the prior year quarter. The price increase was attributable to a shortage of prompt MTBE bbls. in the market and a strong driving season. Improvements were also noted in MTBE feedstock prices with lower isobutane cost, which were partially offset by higher methanol costs. Additionally, increased sales volumes and sales prices for butene-1 during the current quarter attributed to higher gross profit.

  INCOME FROM OPERATIONS

    Income from operations increased by approximately 52%, or $4.3 million, to $12.6 million for the three months ended September 30, 1997 from $8.3 million for the three months ended September 30, 1996. Operating margin during this period increased to 9.3% from 6.5%. This increase in income from operations and operating margin was primarily due to the same factors contributing to the increase in gross profit and gross margin described above. The increase was partially offset by higher selling, general and administrative costs attributable to an increase in variable compensation paid to employees as a result of improved profitability levels and increased business development activity during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

    Net cash provided by operating activities was $4.9 million for the three months ended September 30, 1997 compared to $4.7 million for the three months ended September 30, 1996. The increase of $0.2 million was attributable to increased profitability offset by changes in working capital as a result of timing differences in receipts and disbursements of cash. Net cash used in investing activities was $1.0 million for the three months ended September 30, 1997 compared to $351.4 million for the three months ended September 30, 1996. The decrease of $350.4 million was attributable to the Acquisition of the Company during the prior year. Net cash provided by (used in) financing activities was $(3.9) million for the three months ended September 30, 1997 compared to $346.8 million for the three months ended September 30, 1996. The change of $350.7 million was attributable to the financing of the Acquisition of the Company during the prior year.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $10 million was in use at September 30, 1997, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

  CASH BONUS PLAN

    In connection with the Acquisition, the Company established a $35 million Cash Bonus Plan for certain employees of the Company and certain employees of its independent contractors. During the three months ended September 30, 1997, $1.9 million of this amount was paid to eligible participants and the remaining payments will be made in quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for three months ended September 30, 1997 were $1.9 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This document may include forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS PETROCHEMICALS CORPORATION
                                            (Registrant)


Dated:  November 13, 1997          By:       CLAUDE E. MANNING
                                                (Signature)
                                             Claude E. Manning
                                          Chief Financial Officer