Form 10-Q
period 1997-12-31
TEXAS PETROCHEMICALS CORP
filed 1998-02-13
CIK 1020389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

   The number of shares of common stock of the registrant outstanding as of February 12, 1998 is 4,162,000.

                     TEXAS PETROCHEMICALS CORPORATION

                             TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of December 31, 1997 and June 30, 1997       1

   Consolidated Statement of Operations for the three and six months ended
      December 31, 1997 and 1996                                              2
   Consolidated Statement of Cash Flows for the six months ended
      December 31, 1997 and 1996                                              3

   Notes to Consolidated Financial Statements                                 4

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                      8

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    13
Item 6. Exhibits and Reports on Form 8-K                                     13
Signature                                                                    14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     TEXAS PETROCHEMICALS CORPORATION

                        CONSOLIDATED BALANCE SHEET
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)

                                                  DECEMBER 31,    JUNE 30,
                                                     1997           1997
                                                  ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents .................   $     139       $     101
    Accounts receivable - trade ...............      48,450          44,662
    Inventories ...............................      21,348          17,926
    Other current assets ......................      15,719          19,683
                                                  ---------       ---------
       Total current assets ...................      85,656          82,372

Property, plant and equipment, net ............     231,870         239,959
Investments in land held for sale .............       2,579           3,886
Investment in and advances to
  limited partnership .........................       3,032           2,969
Goodwill, net .................................     177,663         179,598
Other assets, net of accumulated amortization .      13,640          12,325
                                                  ---------       ---------
       Total assets ...........................   $ 514,440       $ 521,109
                                                  =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ............................   $   5,030       $  10,157
    Accounts payable - trade ..................      36,017          29,942
    Accrued expenses ..........................      20,735          16,917
    Current portion of cash bonus plan ........       7,811           7,811
    Current portion of long-term debt .........       7,234           6,438
                                                  ---------       ---------
       Total current liabilities ..............      76,827          71,265

Revolving line of credit ......................       5,000          12,000
Long-term debt ................................     295,509         299,236
Cash bonus plan ...............................      13,673          17,573
Deferred income taxes .........................      65,566          65,959

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock, $1 par value, 4,162,000
       shares authorized and outstanding ......       4,162           4,162
    Additional paid in capital ................      71,643          71,643
    Accumulated deficit .......................     (10,940)        (12,729)
    Note receivable from ESOP .................      (7,000)         (8,000)
                                                  ---------       ---------
       Total stockholders' equity .............      57,865          55,076
                                                  ---------       ---------
         Total liabilities and stockholders'
           equity .............................   $ 514,440       $ 521,109
                                                  =========       =========

       See accompanying notes to consolidated financial statements.

                     TEXAS PETROCHEMICALS CORPORATION

                   CONSOLIDATED STATEMENT OF OPERATIONS
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                      DECEMBER 31,                            DECEMBER 31,
                                                            -------------------------------         -------------------------------
                                                                1997                1996                1997                1996
                                                            -----------         -----------         -----------         -----------
Revenues ...........................................        $   141,105         $   119,336         $   276,548         $   246,736
Cost of goods sold .................................            122,189             108,035             235,840             217,892
Depreciation and amortization ......................              7,736               7,912              15,463              15,894
                                                            -----------         -----------         -----------         -----------
  Gross profit .....................................             11,180               3,389              25,245              12,950

Selling, general and administrative expenses .......              1,667               1,548               3,180               2,843
                                                            -----------         -----------         -----------         -----------
      Income from operations .......................              9,513               1,841              22,065              10,107

Interest expense ...................................              8,766               8,618              17,839              17,367

Other income (expense):
      Loss on disposal of non-plant assets .........               (436)
      Other, net ...................................                136                 315                 432               1,488
                                                            -----------         -----------         -----------         -----------
                                                                    136                 315                  (4)              1,488

      Income (loss) before income taxes ............                883              (6,462)              4,222              (5,772)

Provision (benefit) for income taxes ...............                786              (1,732)              2,432                (922)
                                                            -----------         -----------         -----------         -----------
      Net income (loss) ............................        $        97         $    (4,730)        $     1,790         $    (4,850)
                                                            ===========         ===========         ===========         ===========
Income (loss) per share ............................        $      0.02         $     (1.14)        $      0.43         $     (1.17)
                                                            ===========         ===========         ===========         ===========
Weighted average shares outstanding ................          4,162,000           4,162,000           4,162,000           4,162,000
                                                            ===========         ===========         ===========         ===========

       See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                         1997            1996
                                                       --------       ---------
Cash flows from operating activities:
    Net income (loss) ...........................      $  1,790       $  (4,850)
    Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
    Depreciation of fixed assets ................        12,571          12,921
    Amortization of goodwill and other assets ...         2,892           2,973
    Amortization of debt issue costs and
      deferred premium ..........................           543             811
    Loss on sale of non-plant assets ............           436            --
    Earnings from limited partnership ...........          (278)           (270)
    Deferred income taxes .......................          (784)           (584)
    Change in:
      Accounts receivable .......................        (3,788)         (5,834)
      Inventories ...............................        (3,422)        (10,011)
      Other assets ..............................           300          (1,735)
      Accounts payable ..........................         7,262          (8,878)
      Accrued expenses ..........................         4,182          15,322
                                                       --------       ---------
         Net cash provided by (used in)
           operating activities .................        21,704            (135)

Cash flows from investing activities:
    Capital expenditures ........................        (4,480)         (5,171)
    Proceeds from the sale of non-plant assets ..           871           1,311
    Distribution from limited partnership .......           215             250
    Acquisition of the Company ..................          --          (366,277)
    Proceeds from sale of Predecessor assets ....          --            16,288
                                                       --------       ---------
         Net cash used in investing activities ..        (3,394)       (353,599)

 Cash flows from financing activities:
    Change in bank overdraft ....................        (5,127)         10,478
    Net borrowings (repayments) under revolver ..        (7,000)         (8,500)
    Proceeds from issuance of long-term debt ....         3,192         315,000
    Payments on long-term debt ..................        (5,962)         (6,500)
    Payment of cash bonus plan ..................        (3,900)         (5,469)
    Debt issuance costs .........................          (475)        (14,522)
    Reduction in note receivable from ESOP ......         1,000           1,000
    Investment by Parent ........................          --            62,909
    Organizational costs ........................          --              (521)
                                                       --------       ---------
         Net cash provided by (used in)
           financing activities .................       (18,272)        353,875
                                                       --------       ---------

Net increase in cash and cash equivalents .......            38             141
Cash and cash equivalents, at beginning
  of period .....................................           101            --

Cash and cash equivalents, at end of period .....      $    139       $     141
                                                       ========       =========

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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 1997 and the results of its operations and cash flows for the interim period ended December 31, 1997. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1997. The June 30, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                        TEXAS PETROCHEMICALS CORPORATION

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:
                                                     DECEMBER 31,      JUNE 30,
                                                        1997            1997
                                                      -------          -------
Finished goods ...........................            $ 9,919          $ 8,500
Raw materials ............................              9,551            7,504
Chemicals and supplies ...................              1,878            1,922
                                                      -------          -------
                                                      $21,348          $17,926
                                                      =======          =======

PROPERTY, PLANT AND EQUIPMENT:
                                                       DECEMBER 31,   JUNE 30,
                                                          1997          1997
                                                        --------      --------
Chemical plants ................................        $259,771      $259,293
Construction in progress .......................           6,901         3,047
Other ..........................................           2,084         1,934
                                                        --------      --------
                                                         268,756       264,274
Less accumulated depreciation, depletion
    and amortization ...........................          36,886        24,315
                                                        --------      --------
                                                        $231,870      $239,959
                                                        ========      ========

OTHER ASSETS:
                                                     DECEMBER 31,      JUNE 30,
                                                         1997            1997
                                                       -------         -------
Debt issue costs ...........................           $13,501         $13,026
Organizational costs .......................               573             573
Prepaid insurance costs ....................             1,710            --
Intangibles and other ......................             2,000           2,000
                                                       -------         -------
                                                        17,784          15,599
Less accumulated amortization ..............             4,144           3,274
                                                       -------         -------
                                                       $13,640         $12,325
                                                       =======         =======

                        TEXAS PETROCHEMICALS CORPORATION

ACCRUED EXPENSES:
                                                     DECEMBER 31,      JUNE 30,
                                                        1997             1997
                                                      -------          -------
Accrued interest .........................            $14,469          $13,203
Property and sales taxes .................              5,555            2,866
Federal and state taxes ..................                 80              135
Other ....................................                631              713
                                                      -------          -------
                                                      $20,735          $16,917
                                                      =======          =======

LONG TERM DEBT:
                                                    DECEMBER 31,      JUNE 30,
                                                       1997             1997
                                                     --------         --------
Bank Credit Agreement:
   Term A Loan ...........................           $ 22,503         $ 25,781
   Term B Loan ...........................             42,886           44,000
   ESOP Loan .............................              7,000            8,000
   Revolving Credit Loans ................              5,000           12,000
Senior Subordinated Notes ................            225,000          225,000
Deferred premium on Senior
   Subordinated Notes ....................              2,732            2,893
Long-term financing ......................              2,622             --
                                                     --------         --------
                                                      307,743          317,674
Less current maturities ..................              7,234            6,438
                                                     --------         --------
Long-term debt ...........................           $300,509         $311,236
                                                     ========         ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% for Term A and Term B, respectively at December 31, 1997) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at December 31, 1997). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and six months ended December 31, 1997 and 1996.

REVENUES

                                                     THREE MONTHS ENDED                                SIX MONTHS ENDED
                                                         DECEMBER 31,                                     DECEMBER 31,
                                           ----------------------------------------        ----------------------------------------
                                                  1997                    1996                   1997                     1996
                                           ----------------        ----------------        ----------------        ----------------
                                                                               (DOLLARS IN MILLIONS)
Butadiene ..........................       $ 36.6        26%       $ 35.2        30%       $ 72.6        26%       $ 62.6        25%
MTBE ...............................         64.1        45          58.2        48         125.8        45         128.1        52
n-Butylenes ........................         16.6        12          10.4         9          32.5        12          21.5         9
Specialty Isobutylenes .............         19.1        14          11.0         9          37.4        14          25.9        11
Other(1) ...........................          4.7         3           4.5         4           8.2         3           8.6         3
                                           ------       ---        ------       ---        ------       ---        ------       ---
Total ..............................       $141.1       100%       $119.3       100%       $276.5       100%       $246.7       100%
                                           ======       ===        ======       ===        ======       ===        ======       ===

----------
(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                          DECEMBER 31,             DECEMBER 31,
                                        ----------------        ----------------
                                        1997        1996        1997        1996
                                        ----        ----        ----        ----
                                        (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ......................       203.6       184.7       402.3       356.4
MTBE(1) ........................        73.4        65.2       141.3       150.3
n-Butylenes ....................        93.0        56.5       178.3       115.5
Specialty Isobutylenes .........        91.5        41.2       178.7       100.8
-----------
(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                                THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                                    DECEMBER 31,                             DECEMBER 31,
                                                         ----------------------------------      ----------------------------------
                                                              1997                1996                1997                1996
                                                         --------------      --------------      --------------      --------------
                                                                                    (DOLLARS IN MILLIONS)
Revenues ...........................................     $141.1     100%     $119.3     100%     $276.5     100%     $246.7     100%
Cost of goods sold .................................      122.2      87       108.0      90       235.8      85       217.9      88
Depreciation and amortization ......................        7.7       5         7.9       7        15.5       6        15.9       7
                                                         ------     ---      ------     ---      ------     ---      ------     ---
    Gross profit ...................................       11.2       8         3.4       3        25.2       9        12.9       5
Selling, general and administrative ................        1.7       1         1.6       1         3.2       1         2.8       1
                                                         ------     ---      ------     ---      ------     ---      ------     ---
    Income from operations .........................     $  9.5       7%     $  1.8       2%     $ 22.0       8%     $ 10.1       4%
                                                         ======     ===      ======     ===      ======     ===      ======     ===

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996

  REVENUES

    The Company's revenues increased by approximately 18%, or $21.8 million, to $141.1 million for the three months ended December 31, 1997 from $119.3 million for the three months ended December 31, 1996. Butadiene sales volumes increased as a result of strong market demand and higher production levels. MTBE sales revenues were higher as a result of higher sales volumes during the current period partially offset by lower sales prices. Sales volumes of MTBE are higher due to the partial shutdown of dehydro production in December 1996. N-butylene sales revenue increased significantly due to higher sales volumes. Sales volumes of butene-1 and butene-2 increased due to sales in the chemical and export markets. Specialty isobutylene sales revenues increased primarily due to higher sales volumes of isobutylene concentrate and high-purity isobutylene.

    GROSS PROFIT

    Gross profit increased by approximately 229%, or $7.8 million, to $11.2 million for the three months ended December 31, 1997 from $3.4 million for the three months ended December 31, 1996. Gross margin during this period increased to 7.9% from 2.8%. This increase was primarily attributable to higher MTBE margins and increased sales volumes of n-butylenes and specialty isobutylenes. During the current quarter MTBE margins improved as a result of higher sales volumes and lower feedstock costs.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 428%, or $7.7 million, to $9.5 million for the three months ended December 31, 1997 from $1.8 million for the three months ended December 31, 1996. Operating margin during this period increased to 6.7% from 1.5%. This increase in income from operations and operating margin was primarily due to the same factors contributing to the increase in gross profit and gross margin described above.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996

  REVENUES

    The Company's revenues increased by approximately 12%, or $29.8 million, to $276.5 million for the six months ended December 31, 1997 from $246.7 million for the six months ended December 31, 1996. Butadiene sales revenues increased approximately 16% as a result of higher sales volumes. Butadiene sales continue to remain strong as a result of market demand and increased production levels. MTBE sales revenues were lower as a result of lower sales volumes during the current period partially offset by higher sales prices. Sales volumes of MTBE are lower due to the shift in isobutylene production, an intermediate feedstock, to the production of isobutylene concentrate. Sales volumes of isobutylene concentrate have returned to more historical levels due to improvements in market fundamentals. Sales of high-purity isobutylene and diisobutylene were relatively unchanged. N-butylene sales revenue increased significantly due to higher sales volumes. Sales volumes of butene-1 increased due to an unplanned shutdown of a major competitor in the market. The Company was able to successfully increase its butene-1 production rates to meet this demand from customers. Sales volumes of butene-2 to the chemical market also increased during the current year.

    GROSS PROFIT

    Gross profit increased by approximately 95%, or $12.3 million, to $25.2 million for the six months ended December 31, 1997 from $12.9 million for the six months ended December 31, 1996. Gross margin during this period increased to 9.1% from 5.2%. This increase was primarily attributable to higher MTBE margins and increased sales volumes of n-butylenes and specialty isobutylenes. MTBE average sales prices were higher during the current period compared to the prior period due to a shortage of prompt MTBE bbls. in the market and a strong driving season. MTBE margins also improved as a result of lower feedstock costs.

  INCOME FROM OPERATIONS

    Income from operations increased by approximately 118%, or $11.9 million, to $22.0 million for the six months ended December 31, 1997 from $10.1 million for the six months ended December 31, 1996. Operating margin during this period increased to 8.0% from 4.1%. This increase in income from operations and operating margin was primarily due to the same factors contributing to the increase in gross profit and gross margin described above.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increase approximately $0.3 million, to $3.2 million for the six months ended December 31, 1997 from $2.9 million for the six months ended December 31, 1996. The increase in selling, general and administrative expenses was associated with increased business development activity in the current period.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1996

    Net cash provided by (used in) operating activities was $21.7 million for the six months ended December 31, 1997 compared to $(0.1) million for the six months ended December 31, 1996. The change of $21.8 million was attributable to increased profitability offset by changes in working capital as a result of timing differences in receipts and disbursements of cash. Net cash used in investing activities was $3.4 million for the six months ended December 31, 1997 compared to $353.6 million for the six months ended December 31, 1996. The decrease of $350.2 million was attributable to the Acquisition of the Company during the prior year. Net cash provided by (used in) financing activities was $(18.3) million for the six months ended December 31, 1997 compared to $353.9 million for the six months ended December 31, 1996. The change of $372.2 million was attributable to the financing of the Acquisition of the Company during the prior year.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $5 million was in use at December 31, 1997, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the six months ended December 31, 1997, $3.9 million of this amount was paid to eligible participants and the remaining $21.5 million will be made in future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the six months ended December 31, 1997 were $4.5 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended December 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEXAS PETROCHEMICALS CORPORATION
                                             (Registrant)

Dated:  February 12, 1998          By:     CLAUDE E. MANNING
                                              (Signature)
                                            Claude E. Manning
                                          Chief Financial Officer