Form 10-Q
period 1998-03-31
TEXAS PETROCHEMICALS CORP
filed 1998-05-15
CIK 1020389

-------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

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

   The number of shares of common stock of the registrant outstanding as of May 13, 1998 is 4,162,000.
         -------------------------------------------------------------

                        TEXAS PETROCHEMICALS CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of March 31, 1998 and June 30, 1997     1

   Consolidated Statement of Operations for the three and nine
      months ended March 31, 1998 and 1997                               2

   Consolidated Statement of Cash Flows for the nine months ended
      March 31, 1998 and 1997                                            3

   Notes to Consolidated Financial Statements                            4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Signature                                                               14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        TEXAS PETROCHEMICALS CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          MARCH 31,   JUNE 30,
                                                            1998        1997
                                                         ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ........................   $      99    $     101
    Accounts receivable - trade ......................      37,520       44,662
    Inventories ......................................      24,522       17,926
    Other current assets .............................      13,238       19,683
                                                         ---------    ---------
       Total current assets ..........................      75,379       82,372

Property, plant and equipment, net ...................     229,985      239,959
Investments in land held for sale ....................       2,579        3,886
Investment in and advances to limited partnership ....       3,005        2,969
Goodwill, net ........................................     176,299      179,598
Other assets, net of accumulated amortization ........      13,299       12,325
                                                         ---------    ---------
       Total assets ..................................   $ 500,546    $ 521,109
                                                         =========    =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ...................................   $   5,247    $  10,157
    Accounts payable - trade .........................      23,017       29,942
    Accrued expenses .................................      10,496       16,917
    Current portion of cash bonus plan ...............       7,811        7,811
    Current portion of long-term debt ................       7,042        6,438
                                                         ---------    ---------
       Total current liabilities .....................      53,613       71,265

Revolving line of credit .............................      22,400       12,000
Long-term debt .......................................     293,682      299,236
Cash bonus plan ......................................      11,723       17,573
Deferred income taxes ................................      63,323       65,959

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock, $1 par value, 4,162,000
       shares authorized and outstanding .............       4,162        4,162
    Additional paid in capital .......................      71,643       71,643
    Accumulated deficit ..............................     (13,500)     (12,729)
    Note receivable from ESOP ........................      (6,500)      (8,000)
                                                         ---------    ---------
       Total stockholders' equity ....................      55,805       55,076
                                                         ---------    ---------
         Total liabilities and
           stockholders' equity ......................   $ 500,546    $ 521,109
                                                         =========    =========

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                          MARCH 31,                              MARCH 31,
                                                               ------------------------------        ------------------------------
                                                                  1998               1997               1998                1997
                                                               -----------        -----------        -----------        -----------
Revenues ...............................................       $   113,369        $   120,529        $   389,917        $   367,265
Cost of goods sold .....................................            98,430            109,667            334,270            327,559
Depreciation and amortization ..........................             7,757              7,635             23,220             23,529
                                                               -----------        -----------        -----------        -----------
  Gross profit .........................................             7,182              3,227             32,427             16,177

Selling, general and administrative expenses ...........             1,892              1,372              5,072              4,215
                                                               -----------        -----------        -----------        -----------
      Income from operations ...........................             5,290              1,855             27,355             11,962

Interest expense .......................................             8,798              8,722             26,637             26,089

Other income (expense):
      Loss on disposal of non-plant assets .............              (436)
      Other, net .......................................               308                547                740              2,035
                                                               -----------        -----------        -----------        -----------
                                                                       308                547                304              2,035
      Income (loss) before income taxes
        and extraordinary loss .........................            (3,200)            (6,320)             1,022            (12,092)

Provision (benefit) for income taxes ...................              (639)            (2,093)             1,793             (3,015)
                                                               -----------        -----------        -----------        -----------
      Income (loss) before
        extraordinary loss .............................            (2,561)            (4,227)              (771)            (9,077)

Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $784 ..................              --                1,456               --                1,456

      Net income (loss) ................................       $    (2,561)       $    (5,683)       $      (771)       $   (10,533)
                                                               ===========        ===========        ===========        ===========
Income (loss) per common share:
        Before extraordinary loss ......................       $     (0.62)       $     (1.02)       $     (0.19)       $     (2.18)
        Extraordinary loss .............................              --                 (.35)              --                 (.35)
                                                               -----------        -----------        -----------        -----------
                                                               $     (0.62)       $     (1.37)       $     (0.19)       $     (2.53)
                                                               ===========        ===========        ===========        ===========
Weighted average shares outstanding ....................         4,162,000          4,162,000          4,162,000          4,162,000
                                                               ===========        ===========        ===========        ===========

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                   NINE MONTHS ENDED MARCH 31,
                                                   ---------------------------
                                                       1998          1997
                                                     --------     ---------
Cash flows from operating activities:
    Net income (loss) ...........................    $   (771)    $ (10,533)
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
    Extraordinary loss ..........................        --           1,456
    Depreciation of fixed assets ................      18,881        19,097
    Amortization of goodwill and other assets ...       4,339         4,432
    Amortization of debt issue costs and
      deferred premium ..........................         815         1,170
    Loss on sale of non-plant assets ............         436          --
    Earnings from limited partnership ...........        (446)         (584)
    Deferred income taxes .......................      (3,264)       (1,710)
    Change in:
      Accounts receivable .......................       7,142        (2,712)
      Inventories ...............................      (6,596)      (11,630)
      Other assets ..............................       3,695        (5,000)
      Accounts payable ..........................      (6,414)       (9,700)
      Accrued expenses ..........................      (6,057)        6,140
                                                     --------     ---------
         Net cash provided by (used in)
           operating activities .................      11,760        (9,574)

Cash flows from investing activities:
    Capital expenditures ........................      (8,907)       (6,552)
    Proceeds from the sale of non-plant assets ..         871         3,132
    Distribution from limited partnership .......         410           450
    Acquisition of the Company ..................        --        (366,277)
    Proceeds from sale of Predecessor assets ....        --          16,288
                                                     --------     ---------
         Net cash used in investing activities ..      (7,626)     (352,959)

 Cash flows from financing activities:
    Change in bank overdraft ....................      (4,910)       10,661
    Net borrowings (repayments) under revolver ..      10,400         3,180
    Proceeds from issuance of long-term debt ....       3,192       368,000
    Payments on long-term debt ..................      (7,900)      (60,609)
    Payment of cash bonus plan ..................      (5,850)       (7,438)
    Debt issuance costs .........................        (568)      (15,022)
    Reduction in note receivable from ESOP ......       1,500         1,500
    Investment by Parent ........................        --          62,909
    Organizational costs ........................        --            (521)
                                                     --------     ---------
         Net cash provided by (used in)
           financing activities .................      (4,136)      362,660
                                                     --------     ---------
Net increase (decrease) in cash and cash
  equivalents ...................................          (2)          127
Cash and cash equivalents, at beginning
  of period .....................................         101          --
                                                     --------     ---------
Cash and cash equivalents, at end of period .....    $     99     $     127
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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 1998 and the results of its operations and cash flows for the interim period ended March 31, 1998. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1997. The June 30, 1997 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                        TEXAS PETROCHEMICALS CORPORATION

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:
                                                     MARCH 31,   JUNE 30,
                                                       1998        1997
                                                       ----        ----
      Finished goods                                 $13,921      $8,500
      Raw materials                                    8,533       7,504
      Chemicals and supplies                           2,068       1,922
                                                     -------      ------
                                                     $24,522      $17,926
                                                     =======      =======

PROPERTY, PLANT AND EQUIPMENT:
                                                     MARCH 31,   JUNE 30,
                                                       1998        1997
                                                     --------     --------
      Chemical plants                                $260,230     $259,293
      Construction in progress                        10,764        3,047
      Other                                            2,187        1,934
                                                     --------     --------
                                                     273,181      264,274
      Less accumulated depreciation, depletion
          and amortization                            43,196       24,315
                                                    --------     --------
                                                    $229,985     $239,959
                                                    ========     ========

OTHER ASSETS:
                                                     MARCH 31,   JUNE 30,
                                                       1998        1997
                                                    --------     --------
      Debt issue costs                               $13,594      $13,026
      Organizational costs                               573         573
      Prepaid insurance costs                          1,710          -
      Intangibles and other                            2,000       2,000
                                                     -------      ------
                                                      17,877      15,599
      Less accumulated amortization                    4,578       3,274
                                                     -------      ------
                                                     $13,299      $12,325
                                                     =======      =======

ACCRUED EXPENSES:
                                                     MARCH 31,   JUNE 30,
                                                       1998        1997
                                                    --------     --------
      Accrued interest                               $ 8,300      $13,203
      Property and sales taxes                         1,455       2,866
      Federal and state taxes                             80         135
      Other                                              661         713
                                                     -------      ------
                                                     $10,496      $16,917
                                                     =======      =======

                        TEXAS PETROCHEMICALS CORPORATION

LONG TERM DEBT:
                                                     MARCH 31,   JUNE 30,
                                                       1998        1997
                                                    --------     --------
      Bank Credit Agreement:
         Term A Loan                                 $21,753      $25,781
         Term B Loan                                  42,639       44,000
         ESOP Loan                                     6,500        8,000
         Revolving Credit Loans                       22,400       12,000
      Senior Subordinated Notes                      225,000      225,000
      Deferred premium on Senior Subordinated Notes    2,652        2,893
      Long-term financing                              2,180           -
                                                     -------      ------
                                                     323,124      317,674
      Less current maturities                          7,042        6,438
                                                     -------      -------
      Long-term debt                                $316,082     $311,236
                                                    ========     ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% for Term A and Term B, respectively at March 31, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at March 31, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

4.  COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS

    The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

                        TEXAS PETROCHEMICALS CORPORATION

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

    YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The total cost of converting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected have a material impact on the Company's financial position, results of operations or cash flows. However, no estimates can be made as to the potential adverse impact resulting from the failure of a third party to prepare for the year 2000.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and nine months ended March 31, 1998 and 1997.

REVENUES

                                                     THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                           MARCH 31,                                        MARCH 31,
                                           -----------------------------------------       -----------------------------------------
                                                  1998                    1997                    1998                    1997
                                           -----------------       -----------------       -----------------       -----------------
                                          (DOLLARS IN MILLIONS)
Butadiene ..........................       $ 31.6        28%       $ 34.7        29%       $104.2        27%       $ 97.3
                                                                                                                                 26%
MTBE ...............................         49.9        44          52.1        43         175.7        45         180.2
                                                                                                                                 49
n-Butylenes ........................         10.7        10          12.1        10          43.2        11          33.6         9
Specialty Isobutylenes .............         17.5        15          16.7        14          54.9        14          42.6        12
Other(1) ...........................          3.7         3           4.9         4          11.9         3          13.5         4
                                           ------       ---        ------       ---        ------       ---        ------       ---
Total ..............................       $113.4       100%       $120.5       100%       $389.9       100%       $367.2       100%
                                           ======       ===        ======       ===        ======       ===        ======       ===

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                               -----------------         ----------------
                                1998        1997          1998       1997
                               -----       -----         -----      -----
                                   (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                      202.4       190.6         604.7      547.1
MTBE(1)                         70.3        61.9         211.6      212.3
n-Butylenes                     62.0        59.5         240.3      175.0
Specialty Isobutylenes          90.3        75.7         269.0      176.5
----------
(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                       MARCH 31,                              MARCH 31,
                                                         ----------------------------------      ----------------------------------
                                                              1998                1997                 1998                1997
                                                         --------------      --------------      --------------      --------------
                                                                                    (DOLLARS IN MILLIONS)
Revenues ...........................................     $113.4     100%     $120.5     100%     $389.9     100%     $367.2     100%
Cost of goods sold .................................       98.4      87       109.7      91       334.3      86       327.5      89
Depreciation and amortization ......................        7.8       7         7.6       6        23.2       6        23.5       6
                                                         ------     ---      ------     ---      ------     ---      ------     ---
    Gross profit ...................................        7.2       6         3.2       3        32.4       8        16.2       5
Selling, general and administrative ................        1.9       1         1.4       1         5.1       1         4.2       1
                                                         ------     ---      ------     ---      ------     ---      ------     ---
    Income from operations .........................     $  5.3       5%     $  1.8       2%     $ 27.3       7%     $ 12.0       4%
                                                         ======     ===      ======     ===      ======     ===      ======     ===

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

  REVENUES

    The Company's revenues decreased by approximately 6%, or $7.1 million, to $113.4 million for the three months ended March 31, 1998 from $120.5 million for the three months ended March 31, 1997. Overall sales revenue was down due to lower product sales prices. Butadiene contract sales prices dropped as imported butadiene supply increased. Butadiene sales volumes, however, increased as a result of strong market demand and higher production levels. MTBE sales revenue decreased due to lower average MTBE sales prices, which fell along with crude oil and gasoline prices. MTBE volumes were significantly higher due to higher production rates in the current period. N-butylene sales revenue dropped slightly during the period with volumes remaining stable. Specialty isobutylene sales revenues increased despite lower sales prices due to significantly higher sales volumes of isobutylene concentrate, high-purity isobutylene and diisobutylene.

    GROSS PROFIT

    Despite the drop in sales revenue, gross profit increased by approximately 125%, or $4.0 million, to $7.2 million for the three months ended March 31, 1998 from $3.2 million for the three months ended March 31, 1997. Gross margin during this period increased to 6.3% from 2.7%. This increase was primarily attributable to higher MTBE margins and increased sales volumes of butadiene and specialty isobutylenes. MTBE margins improved as a result of higher sales volumes and lower isobutane and methanol costs.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 194%, or $3.5 million, to $5.3 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. Operating margin during this period increased to 4.7% from 1.5%. This increase in income from operations and operating margin was primarily due to the same factors contributing to the increase in gross profit and gross margin described above.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 1997

  REVENUES

    The Company's revenues increased by approximately 6%, or $22.7 million, to $389.9 million for the nine months ended March 31, 1998 from $367.2 million for the nine months ended March 31, 1997. Despite significantly lower butadiene prices, sales revenues increased approximately 7% as a result of higher sales volumes. Butadiene sales volumes continue to remain strong as a result of market demand and increased production levels. MTBE sales revenues were lower as a result of lower sales prices, which were impacted significantly during the most recent quarter. N-butylene sales revenue increased significantly due to higher sales volumes particularly during the first half of the fiscal year. Sales volumes of butene-1 increased due to an unplanned shutdown of a major competitor in the market. The Company was able to successfully increase its butene-1 production rates to meet this demand from customers. Sales volumes of butene-2 to the chemical market also increased during the current year. Sales volumes of isobutylene concentrate have returned to more historical levels due to improvements in market fundamentals. Sales of high-purity isobutylene and diisobutylene improved as a result of higher customer demand.

    GROSS PROFIT

    Gross profit increased by approximately 100%, or $16.2 million, to $32.4 million for the nine months ended March 31, 1998 from $16.2 million for the nine months ended March 31, 1997. Gross margin during this period increased to 8.3% from 4.4%. This increase was primarily attributable to higher MTBE margins and increased sales volumes of butadiene, n-butylenes and specialty isobutylenes. MTBE margins improved primarily due to lower isobutane costs. This improvement was partially offset by slightly lower average MTBE sales prices and higher average methanol costs.

  INCOME FROM OPERATIONS

    Income from operations increased by approximately 128%, or $15.3 million, to $27.3 million for the nine months ended March 31, 1998 from $12.0 million for the nine months ended March 31, 1997. Operating margin during this period increased to 7.0% from 3.3%. This increase in income from operations and operating margin was primarily due to the same factors contributing to the increase in gross profit and gross margin described above.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased approximately $0.9 million, to $5.1 million for the nine months ended March 31, 1998 from $4.2 million for the nine months ended March 31, 1997. The increase in selling, general and administrative expenses was associated with increased business development activity in the current period.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED
MARCH 31, 1997

    Net cash provided by (used in) operating activities was $11.8 million for the nine months ended March 31, 1998 compared to $(9.6) million for the nine months ended March 31, 1997. The change of $21.4 million was attributable to increased profitability offset by changes in working capital as a result of timing differences in receipts and disbursements of cash. Net cash used in investing activities was $7.6 million for the nine months ended March 31, 1998 compared to $353.0 million for the nine months ended March 31, 1997. The decrease of $345.4 million was attributable to the Acquisition of the Company during the prior year. Net cash provided by (used in) financing activities was $(4.1) million for the nine months ended March 31, 1998 compared to $362.7 million for the nine months ended March 31, 1997. The change of $366.8 million was attributable to the financing of the Acquisition of the Company during the prior year.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $22.4 million was in use at March 31, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. On July 31, 1997 the Company obtained an amendment to the Bank Credit Agreement to waive the debt to EBITDA ratio at June 30, 1997 and to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1998.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the nine months ended March 31, 1998, $5.9 million of this amount was paid to eligible participants and the remaining $19.5 million will be made in 10 equal future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the nine months ended March 31, 1998 were $8.9 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130 and SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The total cost of converting all internal systems, equipment and operations to the year 2000 has not been fully quantified, but it is not expected have a material impact on the Company's financial position, results of operations or cash flows. However, no estimates can be made as to the potential adverse impact resulting from the failure of a third party to prepare for the year 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEXAS PETROCHEMICALS CORPORATION
                                                (Registrant)

Dated:  May 13, 1998               By:        CARL S. STUTTS
                                                (Signature)
                                              Carl S. Stutts
                                          Chief Financial Officer