Form 10-K405
period 1998-06-30
TEXAS PETROCHEMICALS CORP
filed 1998-09-24
CIK 1020389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ______________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares of common stock of the registrant outstanding as of September 24, 1998 is 4,162,000.

                      TEXAS PETROCHEMICALS CORPORATION

                             TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                     PART I

Item 1. Business                                                         1

Item 2. Properties                                                       9

Item 3. Legal Proceedings                                                9

Item 4. Submission of Matters to a Vote of Security Holders              9

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
         Matters                                                        10

Item 6. Selected Financial Data                                         10

Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11

Item 8. Financial Statements and Supplementary Data                     19

Item 9. Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                       42

                                    PART III

Item 10. Directors and Executive Officers of the Registrant             42

Item 11.  Executive Compensation                                        45

Item 12. Security Ownership of Certain Beneficial Owners
          and Management                                                46

Item 13. Certain Relationships and Related Transactions                 46

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                           46

      Signatures                                                        47

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

    On July 1, 1996 Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (the "Affiliate") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemical Holdings, Inc (the "Parent"). The closely held Parent was formed by a group of investors.

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

    MTBE is a motor gasoline blending stock which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline, and has been one of the fastest growing petrochemicals, in terms of volume, over the past fifteen years. Today, MTBE is the preferred oxygenate for, and a major component of, RFG and is used in over 30% of the U.S. gasoline pool. MTBE is produced by reacting methanol and isobutylene. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. In addition, the Company has the ability to add incremental isobutylene capacity to capitalize on expected future growth, at a significantly lower cost than new grass roots, on-purpose capacity. The Company believes that this incremental capacity gives it a competitive advantage over other producers who would have to incur greater cost to increase capacity.

    The Company is the leading producer of chemical grade n-butylenes and specialty isobutylenes in North America. In recent years, the Company has increased its sales of these products by increasing its market share in polyolefin applications and the development of new end-use applications. Butene-1 is used as a comonomer in the production of high-density polyethylene ("HDPE") and linear low-density polyethylene ("LLDPE"). Both HDPE and LLDPE are raw materials for the production of trash bags, film wrap, pipe and plastic containers. Butene-1 is also used to produce butylene oxide, a key component of detergent additive packages used in many gasoline formulations. Butene-2 is recovered as part of the crude butadiene stream that remains after extraction of butadiene, isobutylene and butene-1. The Company sells purified butene-2 primarily for use in the production of coatings and plasticizers. High purity isobutylene is used in the production of butyl rubber, which is used to produce tires and in specialty chemical applications such as in the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. The Company is currently the largest domestic merchant supplier of high purity isobutylene to the chemical market. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the growing lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S. producer of diisobutylene.

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

o MTBE. While the Company expects U.S. demand for MTBE to grow less quickly than it has over past fifteen years, it believes that future growth in foreign demand may be considerable. In addition, recently announced U.S. MTBE capacity additions are minimal. (See "Environmental Regulation").

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

OTHER OPERATIONS

    The Company operates a cogeneration power plant that supplies electricity and process steam to the facility's chemical processing operations. Excess capacity of this power plant, as well as steam and boiler feed water are currently sold to neighboring facilities under contracts at a price equal to the cost of fuel plus a fixed profit. In addition, the Company generates revenues from its terminals in Baytown, Texas and Lake Charles, Louisiana and from chemical by-product sales to third parties.

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

ENVIRONMENTAL REGULATION

    The Company's policy is to be in compliance with all applicable environmental laws. The Company is also committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's operations are subject to federal, state, and local laws and regulations administered by the U.S. EPA, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission (TNRCC), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with the laws and regulations that materially affect its operations. While management does not expect that compliance with existing environmental laws will have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices. It is not known whether the site will require remediation. The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

     The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Clean Air Act Amendments (CAA) and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations, which affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen, which are known as the Nitrogen Oxides Reasonably Available Control Technology rules ("NOx RACT Rules").

   The HON Rule requires additional controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethyl formamide, benzene, styrene, acrylonitrile and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAPs emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams. The Company has examined each of these areas and believes that it will be able to achieve substantial compliance with the HON Rule after incorporating additional monitoring and record-keeping systems into its operations at a cost that management believes will not be material.

     The NOx RACT Rules require compliance by December 1999. The Company has examined the rules and believes that the main expenditure required to achieve compliance will involve the purchase and installation of monitoring equipment for NOx emissions, which can be either continuous emission monitors, predictive emission monitors or other approved monitoring methods. Based on its preliminary study, management estimates that the cost to comply with the NOx RACT Rules will be $0.8 million.

     The Company's Houston facility is located in Harris County, Texas, which has been designated as a non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which is expected to require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. To comply with the anticipated SIP, the Company installed new controls at a cost of approximately $7.8 million. The Company anticipates that the revised SIP may require certain additional emission reductions from the Company's facilities. Such reductions would require the Company to modify existing controls and install additional controls for air emissions. The Company is unable to predict the cost of modifying its facilities to comply with any additional requirements that the revised SIP may impose.

   The Company has elected to participate in the CARE program sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. The Company expects to be required to commit to certain emission reductions in connection with the CARE program. The anticipated commitments are not expected to have a materially adverse impact on the Company's operations.

     Section 112 of the CAA requires prevention of accidental releases of certain listed extremely hazardous substances. The EPA's rules implementing portions of Section 112, which were signed by the EPA Administrator on May 24, 1996, will require the Company to conduct a hazards assessment and develop a risk management plan by June 1999. The Company expects to complete the required plan on or before the deadline.

     The regulations under Title V of the CAA will require a facility-wide inventory of emissions, sources and the air pollution control requirements applicable to those sources. The Company is in the process of compiling the required inventory. In connection with the Title V program, the Company may be required to upgrade its on-going monitoring program once it has received its operating permit; however, as of this point in time the Company does not expect any costs associated therewith to be significant. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with the terms of the facility-wide Title V permit.

     The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal and state environmental, health and safety regulations. The Company does not believe that, properly managed, these materials pose a hazard to the health of its employees. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are removed or encapsulated by a certified contractor.

     The wastewater treatment system for the Houston facility is 75% owned by the Company and 25% owned by Bayer Corporation ("Bayer"), the owner of an adjacent facility. Bayer has closed its facility, and the Company now operates the treatment system, but the federal and state discharge permits are held jointly by the Company and Bayer. The Company believes that the system has sufficient capacity for the Company's projected needs.

     The Company has completed the first phase of its work on its stormwater discharge system. An engineering study is underway to determine whether additional work will be required. The Company has completed installation of noise barriers for certain equipment.

     The terminals in Baytown and Lake Charles are in substantial compliance with applicable environmental laws and regulations, and management believes that no significant expenditures will be required at these facilities to allow them to continue to comply with such laws and regulations.

   MTBE and butadiene are the subject of continuing health effect studies. While there have been some questions about the health effects of MTBE, a multi-agency review, released June 30, 1997 by the White House's Office of Science and Technology Policy, concluded that health studies have shown that "persons are not at increased risk of experiencing acute health effects due to the use of fuels blended with oxygenates like MTBE." In addition, a February, 1996 study by the Centers for Disease Control and Prevention, reported that adding oxygenates, including MTBE, to gasoline reduces emissions of carbon monoxide and benzene and is unlikely to increase substantially the health risks associated with fuel used in motor vehicles.

   At the end of its 1997 session, the California State Legislature passed and the Governor signed several bills that focused directly on MTBE and its use as a component of California Cleaner Burning Gasoline. The first of these laws required a detailed study of the health effects, associated risks, and benefits and other items relating to the use of MTBE in California's gasoline. These studies, conducted by various entities of the University of California system must be completed by year's end, 1998.

   In California and certain other states MTBE has appeared in certain drinking water wells. It is believed that this circumstance is the result of leaks from older underground gasoline storage tanks and pipelines. California and federal law require that all older storage tanks be replaced by the end of 1998 with double-walled tanks and leak detection devices. The Company believes that replacement of leaking storage tanks may substantially reduce the incidence of gasoline components entering into water supplies. Upon consultation with national trade association personnel, the Company further believes that the reform and extension of underground storage tank programs may provide an acceptable legislative or regulatory alternative to direct limitations on MTBE.

     In addition, certain bodies of water have shown the presence of MTBE. A typical source of MTBE in these bodies is the operation of two-cycle outboard motors, which do not fully combust gasoline. Certain regulatory bodies are considering imposing limitations on the use of two-cycle outboard motors in bodies of water that are also used as sources of drinking water.

   This California legislation referred to above also required the establishment of both primary (health) and secondary (taste/odor) standards for MTBE in drinking water. In July 1998, the California Department of Health Services (DHS) proposed a secondary standard for MTBE in drinking water of 5 parts per billion
(ppb); final rules are expected to be promulgated by the fourth quarter of 1998. There is a possibility that the 5 ppb proposal will be adjusted to reflect recent scientific findings that support standards for MTBE in drinking water of 15-22 ppb, a level that corresponds more closely to the 20-40 ppb guidance provided by the federal EPA. The primary health standard for MTBE in drinking water is to be promulgated by July 1, 1999. The DHS is the agency responsible for the standard in California. The process will begin with California's Office of Environment Health Hazard Assessment's (OEHHA) proposal for a public health goal (PHG) for MTBE in drinking water. Once proposed, the PHG will be debated by DHS using traditional cost and risk/benefit types of analyses. A final maximum contaminant level for MTBE in drinking water is scheduled to be enacted by July 1, 1999. In addition, OEHHA and the International Agency on Research and Cancer (IARC) are considering whether to classify MTBE as a possible, probable or known human carcinogen. While IARC classification may present certain communications challenges, it does not directly restrict the use of MTBE. Indeed, many useful commercial products are already so classified or are under IARC consideration.

     In connection with the foregoing, there have been requests to ban MTBE as an additive to gasoline in California. However, a recent study by the California Air Resources Board showed that MTBE was superior to ethanol, the other principal oxygenate, in reducing air pollution associated with automobile exhaust and evaporative emissions. EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE and ethanol continue to be the oxygenates of choice. EPA personnel at the Office of Mobile Sources continue to support the reformulated gasoline program as a major component of the nation's air quality program. Should the use of MTBE become restricted in major areas of the United States, this program may become economically untenable. However, no assurance can be given that actions will not be taken to restrict or prohibit the use of MTBE in certain areas of the country. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

   The EPA has also determined that butadiene is a probable human carcinogen. Effective February 1997, the Occupational Safety and Health Administration lowered the employee permissible exposure limit ("PEL") over an 8-hour time-weighted average for butadiene from 1000 parts per million ("ppm") to 1 ppm. The Company has conducted employee exposure monitoring and believes that it already meets the PEL at most of its operations. For some operations, the Company anticipates employees will need to use respirators and that additional emission controls may be necessary. The Company does not expect that the current health concerns regarding butadiene will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given that future studies will not result in more stringent regulation of butadiene.

EMPLOYEES
     As of June 30, 1998, the Company had approximately 328 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 136 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                  PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

   Not applicable


ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data for the Company set forth below for the two years ended June 30, 1998, the one month period ended June 30, 1996, the twelve months ended May 31, 1996 and the two years ended May 31, 1995 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                                    PREDECESSOR                     COMPANY
                                      --------------------------------------   ------------------
                                                            TWELVE     ONE
                                                            MONTHS    MONTH
                                                            ENDED     ENDED
                                      YEAR ENDED MAY 31,    MAY 31,  JUNE 30,  YEAR ENDED JUNE 30,
                                      ------------------    ------   -------   -------------------
                                        1994       1995      1996      1996      1997      1998
                                      -------    -------    ------    ------   -------    -------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues ..........................   $ 352.4    $ 474.7    $455.6     $41     $ 490.2    $ 514.8

Income from operations ............      53.3       47.5      42.0       2.4      18.3       37.4

Interest expense (income) 0.2 .....      (0.7)       1.6       0.1      35.2      35.7

Net income (loss)1 ................      33.9       32.5      16.7       1.2     (12.7)      (1.4)

Loss per common share
   Before extraordinary loss ......      --         --        --        --     $ (2.71)   $ (0.34)
   Extraordinary loss .............      --         --        --        --        (.35)      --
                                                                               -------    -------
                                                                               $ (3.06)   $ (0.34)
                                                                               =======    =======

BALANCE SHEET DATA (AT PERIOD END):
Total assets ......................   $ 214.6    $ 230.7             $ 167.9   $ 521.1    $ 496.8
Long-term debt ....................      11.0       --                  13.0     317.7      310.8

---------------

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

REVENUES

                                 PREDECESSOR                        COMPANY
                          ---------------------------    ----------------------------
                         TWELVE MONTHS    ONE MONTH          YEAR ENDED JUNE 30,
                             ENDED          ENDED        ----------------------------
                         MAY 31, 1996   JUNE 30, 1996        1997            1998
                         ------------   -------------    ------------    ------------
                                          (DOLLARS IN MILLIONS)
Butadiene ............   $112.6    25%   $ 10.2    25%   $130.9    27%   $135.0    26%
MTBE .................    187.4    41      21.0    50     230.3    47     235.4    46
n-Butylenes ..........     48.2    11       3.2     8      49.4    10      55.2    11
Specialty Isobutylenes     74.5    16       5.5    13      62.3    13      73.7    14
Other(1) .............     32.9     7       1.5     4      17.3     3      15.5     3
                         ------   ---    ------   ---    ------   ---    ------   ---
Total ................   $455.6   100%   $ 41.4   100%   $490.2   100%    514.8   100%
                         ======   ===    ======   ===    ======   ===    ======   ===

----------

(1) Includes Clarkston's trading revenues from third parties (periods prior to July 1, 1996 only), utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                PREDECESSOR                     COMPANY
                          ---------------------------    -----------------------
                          TWELVE MONTHS   ONE MONTH        YEAR ENDED JUNE 30,
                             ENDED          ENDED        -----------------------
                          MAY 31, 1996   JUNE 30, 1996      1997         1998
                          ------------   -------------   ----------   ----------
                                 (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ............       622.6            64.6          750.3        822.0
MTBE(1) ..............       219.8            26.6          274.1        300.4
n-Butylenes ..........       284.6            17.1          266.4        320.4
Specialty Isobutylenes       368.2            23.0          275.7        369.7

----------
(1) Volumes in millions of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                       PREDECESSOR                             COMPANY
                           ----------------------------------    ----------------------------------
                            TWELVE MONTHS        ONE MONTH               YEAR ENDED JUNE 30,
                                 ENDED             ENDED         ----------------------------------
                             MAY 31, 1996      JUNE 30, 1996          1997               1998
                           ---------------    ---------------    ---------------    ---------------
                                                    (DOLLARS IN MILLIONS)
Revenues ...............   $455.6      100%   $ 41.4      100%   $490.2      100%   $514.8      100%
Cost of goods sold .....    391.0       86      36.4       88     436.3       89     438.7       85
Depreciation and .......     15.0        3       1.3        3      29.8        6      31.8        6
amortization ...........     --       --        --       --        --       --        --       --
  Gross profit .........     49.6       11       3.7        9      24.1        5      44.3        9
Selling, general .......      7.6        2       1.3        3       5.8        1       6.9        2
and administrative .....     --       --        --       --        --       --        --       --
                           ------   ------    ------   ------    ------   ------    ------   ------
  Income from operations   $ 42.0        9%   $  2.4        6%   $ 18.3        4%   $ 37.4      7 %
                           ======   ======    ======   ======    ======   ======    ======   ======

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

  REVENUES

    The Company's revenues increased by approximately 5%, or $24.6 million, to $514.8 million for the year ended June 30, 1998 from $490.2 million for the year ended June 30, 1997. The increase was primarily due to increased sales volumes of all products, which was partially offset by lower sales prices.

    Butadiene revenues increased by approximately 3%, or $4.1 million, to $135.0 million for the year ended June 30, 1998 from $130.9 million for the year ended June 30, 1997. The increase was attributable to an increase in sales volumes of approximately 10% or 71.7 million pounds. Production rates during the year increased as a result of operating efficiencies and the availability of crude butadiene. The volume increase was offset by a decline in butadiene prices, which began during the second half of fiscal year. Excess supply and imports of butadiene into the U.S.
market contributed to lower prices.

    MTBE revenues increased by approximately 2%, or $5.1 million, to $235.4 million for the year ended June 30, 1998 from $230.3 million for the year ended June 30, 1997. The increase was due to higher sales volume, which was partially offset by lower sales prices. MTBE production levels increased during the period due to improved on-stream time of the Company's Dehydro units during the current fiscal year. MTBE prices were lower in the current year due to the lower unleaded gasoline and crude oil prices during the second half of the fiscal year.

    n-Butylenes revenues increased by approximately 12%, or $5.8 million, to $55.2 million for the year ended June 30, 1998 from $49.4 million for the year ended June 30, 1997. n-Butylene sales revenue increased due to higher sales volumes particularly during the first half of the fiscal year. Sales volumes of butene-1 increased due to an unplanned shutdown of a major competitor in the market. The Company was able to successfully increase its butene-1 production rates to meet this demand from customers. Sales volumes of butene-2 to also increased during the current year.

    Specialty isobutylene revenues increased by approximately 18%, or $11.4 million, to $73.7 million for the year ended June 30, 1998 from $62.3 million for the year ended June 30, 1997. The increase was due to higher sales volumes of all of the Company's specialty products. Isobutylene concentrate sales volumes returned to more historical levels during the current year after a down year in fiscal 1997. Sales volumes of high purity isobutylene and diisobutylene increased due to customer demand.

  GROSS PROFIT

    Gross profit increased by approximately 84%, or $20.2 million, to $44.3 million for the year ended June 30, 1998 from $24.1 million for the year ended June 30, 1997. Gross margin during the period increased to 8.6% from 4.9%. The gross profit increase was primarily due to higher margins on MTBE and increased sales volumes of butadiene, n-butylenes and specialty isobutylenes. MTBE margins improved primarily due to lower isobutane and methanol costs, which was partially offset by lower MTBE sales prices.

  INCOME FROM OPERATIONS

    Income from operations increased by approximately 104%, or $19.1 million, to $37.4 million for the year ended June 30, 1998 from $18.3 million for the year ended June 30, 1997. Operating margin during this period increased to 7.3% from 3.7%. The increase in income from operations was primarily due to the same factors contributing the increase in gross profit described above, offset slightly by and increase in selling, general and administrative expenses. This increase was associated with increased business development activity in the current year.


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

    Specialty isobutylene revenues decreased by approximately 16%, or $12.2 million, to $62.3 million for the year ended June 30, 1997 from $74.5 million for the twelve months ended May 31, 1996. The decrease was primarily attributable to lower sales volumes of isobutylene concentrate. Product demand was adversely affected in the first half of the year by high isobutane prices. Significant improvements in isobutane pricing and demand was noted in the latter half of the year. Sales revenues for high purity isobutylene and diisobutylene decreased in the current year as a result of lower sales prices and slightly lower sales volumes caused by market competition.

    Other revenues decreased by approximately 47%, or $15.6 million, to $17.3 million for the year ended June 30, 1997 from $32.9 million for the twelve months ended May 31, 1996. The decrease in revenues is due to the elimination of a former affiliate's trading revenues from third parties. The affiliate was dissolved in June 1996 as part of the Acquisition.

  GROSS PROFIT

    Gross profit decreased by approximately 51%, or $25.5 million, to $24.1 for the year ended June 30, 1997 from $49.6 million for the twelve months ended May 31, 1996. Gross margin during the period decreased to 4.9% from 10.9%. The decrease was primarily attributable to lower margins on MTBE and specialty isobutylene sales. MTBE margins were adversely affected by high feedstock costs. Average isobutane and methanol prices were approximately 13% and 25% higher, respectively, than in prior year. In December 1996, as a result of the decline in MTBE margins, the Company shut down its Dehydro-1 unit for 52 days which had a production capacity of approximately 9,000 barrels per day of isobutylene. Additionally, during October 1996, the Company temporarily shut down Dehydro-1 for 21 days as a result of a scheduled turnaround in order to install a new waste heat boiler. Higher natural gas prices also contributed to a lower gross profit during the current year. Gross profits from sales of butadiene and butene-1 increased over the prior year and were used to partially offset the above decrease. Gross profit was also negatively impacted by increased depreciation and amortization expense during the current period as a result of the increased basis in fixed assets and goodwill from the Acquisition.

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

  GROSS PROFIT Gross profit decreased by approximately 23%, or $1.1 million, to $3.7 million for the one month ended June 30, 1996 from $4.8 million for the one month ended June 30, 1995. Gross margin during this period decreased slightly to 9.0% from 13.2%. The decline in gross profit was primarily attributable to the decreased sales price of MTBE. INCOME FROM OPERATIONS Income from operations decreased by approximately 27%, or $0.9 million, to $2.4 million for the one month ended June 30, 1996 from $3.3 million for the one month ended June 30, 1995. Operating margin during this period declined to 5.9% from 9.2%. This decrease in income from operations and operating margin was primarily due to the same factors contributing to the decrease in gross profit and gross margin described above.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

    Net cash provided by (used in) operating activities was $34.9 million for the year ended June 30, 1998 compared to $(1.8) million for the year ended June 30, 1997. The change of $36.7 million was primarily attributable to improved profitability levels and changes in working capital. Net cash used in investing activities was $11.2 million for the year ended June 30, 1998 compared to $352.3 million for the year ended June 30, 1997. The change of $341.1 million was primarily attributable to the Acquisition of the Company on July 1, 1996, partially offset by proceeds from the sale of non-plant assets and Predecessor assets and investments. Net cash provided by (used in) financing activities was $(22.9) million for the year ended June 30, 1998 compared to $354.2 million for the year ended June 30, 1997. The change of $377.1 million was primarily attributable to the issuance of long-term debt and an investment from the Parent, in order to finance the Acquisition.

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

  LIQUIDITY

    On July 1, 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006 and borrowed $140 million under a Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of the Company. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $12 million was in use at June 30, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

   In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1998 LIBOR rates were set at 5.69%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the year ended June 30, 1998, $7.8 million of this amount was paid to eligible participants and the remaining $17.6 million will be made in nine equal future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures for fiscal 1998 related principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for year ended June 30, 1998 were $12.5 million, compared to $7.6 million for the year ended June 30, 1997. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130, SFAS No. 131, and SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The Company is currently in the process of installing an upgraded information technology (IT) system and anticipate that it will be fully implemented by mid calendar year 1999. The Company made the decision to upgrade its IT system prior to concerns surrounding the year 2000. Management believes the full implementation of this IT system will ensure the Company's financial systems are compliant with the year 2000. The Company is also evaluating its non-IT systems, consisting primarily of plant processing equipment, for year 2000 compliance. The Company has not fully quantified these areas but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows. In addition to evaluating our own compliance with the year 2000, the Company is currently requesting all of our major customers and suppliers to supply us with a status of their compliance. At this point the Company has not received sufficient responses to determine our exposure to non-compliance by a third party. The Company currently does not have a contingency plan for the year 2000.

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

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Reports of Independent Auditors                                          20

Financial Statements

    Consolidated Balance Sheet                                           22

    Consolidated Statement of Operations                                 23

    Consolidated Statement of Stockholders' Equity                       24

    Consolidated Statement of Cash Flows                                 25

    Notes to Consolidated Financial Statements                           26

                       REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemicals Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Petrochemicals Corporation and subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                           DELOITTE & TOUCHE LLP
Houston, Texas
August 4, 1998

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Texas Petrochemicals Corporation:

      We have audited the accompanying combined statements of operations, stockholders' equity and cash flows of Texas Olefins Company, subsidiaries and affiliate (Predecessor to Texas Petrochemicals Corporation) for the one month period ended June 30, 1996 and the twelve month period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects the combined results of operations and cash flows of Texas Olefins Company, subsidiaries and affiliate for the one month period ended June 30, 1996 and the twelve month period May 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 3 to the combined financial statements, effective June 1, 1995, the Company changed its method of accounting for impairment of long-lived assets.


                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
August 16, 1996

             TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)

                         CONSOLIDATED BALANCE SHEET
               (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                   JUNE 30,     JUNE 30,
                                                                    1998         1997
                                                                  ---------    ---------
                      ASSETS
Current assets:
      Cash and cash equivalents ...............................   $     956    $     101
      Accounts receivable - trade .............................      45,298       44,662
      Inventories .............................................      17,210       17,926
      Other current assets ....................................      13,636       19,683
                                                                  ---------    ---------
          Total current assets ................................      77,100       82,372

Property, plant and equipment, net ............................     227,217      239,959
Investments in land held for sale .............................       2,579        3,886
Investment in and advances to limited partnership .............       3,035        2,969
Goodwill, net of accumulated amortization of $10,342 and $4,887     174,143      179,598
Other assets, net .............................................      12,679       12,325
                                                                  ---------    ---------
          Total assets ........................................   $ 496,753    $ 521,109
                                                                  =========    =========

      LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
      Bank overdraft ..........................................   $    --      $  10,157
      Accounts payable - trade ................................      28,000       29,942
      Payable to Parent .......................................       2,850         --
      Accrued expenses ........................................      18,868       16,917
      Current portion of cash bonus plan liability ............       7,811        7,811
      Current portion of long-term debt .......................       6,982        6,438
                                                                  ---------    ---------
          Total current liabilities ...........................      64,511       71,265

Revolving line of credit ......................................      12,000       12,000
Long-term debt ................................................     291,856      299,236
Cash bonus plan liability .....................................       9,766       17,573
Deferred income taxes .........................................      62,941       65,959

Commitments and contingencies (Note 10)

Stockholder's equity:
      Common stock, $1 par value, 4,162,000 shares authorized
         and outstanding ......................................       4,162        4,162
      Additional paid in capital ..............................      71,643       71,643
      Accumulated deficit .....................................     (14,126)     (12,729)
      Note receivable from ESOP ...............................      (6,000)      (8,000)
                                                                  ---------    ---------
          Total stockholder's equity ..........................      55,679       55,076
                                                                  ---------    ---------
              Total liabilities and stockholder's equity ......   $ 496,753    $ 521,109
                                                                  =========    =========

        See accompanying notes to consolidated financial statements.

              TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                         COMPANY                  PREDECESSOR
                                               --------------------------    --------------------
                                                                                ONE       TWELVE
                                                  YEAR          YEAR           MONTH      MONTHS
                                                  ENDED         ENDED          ENDED       ENDED
                                                JUNE 30,       JUNE 30,       JUNE 30,    MAY 31,
                                                  1998           1997           1996        1996
                                               -----------    -----------    --------    ---------
Revenues ...................................   $   514,790    $   490,246    $ 41,384    $ 455,585
Cost of goods sold .........................       438,725        436,339      36,392      390,968
Depreciation and amortization ..............        31,787         29,876       1,277       14,982
                                               -----------    -----------    --------    ---------
   Gross profit ............................        44,278         24,031       3,715       49,635

Selling, general and administrative expenses         6,888          5,760       1,283        7,570
                                               -----------    -----------    --------    ---------
        Income from operations .............        37,390         18,271       2,432       42,065

Interest expense ...........................        35,720         35,157          76        1,630

Other income (expense)
   Loss on disposal of assets and
      investment securities, net ...........          (436)          --          (280)      (3,099)
   Impairment of investment in land ........          --             --          --        (12,592)
   Other, net ..............................           993          2,271         (88)        (236)
                                               -----------    -----------    --------    ---------
                                                       557          2,271        (368)     (15,927)
                                               -----------    -----------    --------    ---------
        Income (loss) before income taxes,
          extraordinary loss and minority
          interest .........................         2,227        (14,615)      1,988       24,508

Provision (benefit) for income taxes .......         3,624         (3,342)        761        7,903
                                               -----------    -----------    --------    ---------

        Income (loss) before extraordinary
          loss and minority interest .......        (1,397)       (11,273)      1,227       16,605

Extraordinary loss from early extinguishment
   of debt, net of tax benefit of $784 .....          --            1,456        --           --

Minority interest in net loss of
   consolidated subsidiary .................          --             --             9          143
                                               -----------    -----------    --------    ---------

        Net income (loss) ..................   $    (1,397)   $   (12,729)   $  1,236    $  16,748
                                               ===========    ===========    ========    =========
Pro Forma net income to reflect
   income taxes for Affiliate (Note 7) .....          --             --      $  1,236    $  15,098
                                               ===========    ===========    ========    =========
Basic loss per common share:
       Before extraordinary loss ...........   $     (0.34)   $     (2.71)       --           --
       Extraordinary loss ..................          --             (.35)       --           --
                                               -----------    -----------    --------    ---------
                                               $     (0.34)   $     (3.06)       --           --
                                               ===========    ===========    ========    =========
Weighted average shares outstanding ........     4,162,000      4,162,000        --           --
                                               ===========    ===========    ========    =========

          See accompanying notes to consolidated financial statements.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                               RETAINED  UNREALIZED
                                        ADDITIONAL  NOTE    CLASS A  CLASS B  AFFILIATE  EARNINGS    LOSS ON
                                 COMMON  PAID IN  RECEIVABLE COMMON  COMMON    COMMON  (ACCUMULATED)INVESTMENT  TREASURY
                                 STOCK   CAPITAL  FROM ESOP  STOCK    STOCK     STOCK    (DEFICIT)  SECURITIES   STOCK       TOTAL
                                 ------  -------  --------   -----   -------   -------   ---------   -------   --------   ---------
PREDECESSOR COMPANY:
Balance, May 31, 1995 ..........   --       --        --     $ 200   $ 5,021   $ 1,000   $ 161,170   $(3,651)  $   (468)  $ 163,272
Net income .....................   --       --        --      --        --        --        16,749      --         --        16,749
Redemption of Class A & B - ....   --       --        --      --        --        --          --        --         --          --
  Common .......................   --       --        --      --        --        --          --        --      (95,440)    (95,440)
Sale of treasury stock .........   --       --        --      --        --        --          --        --       22,600      22,600
Dividends ......................   --       --        --      --        --        --       (16,526)     --         --       (16,526)
Net change in unrealized
  loss on investment securities    --       --        --      --        --        --          --       3,007       --         3,007
Cancellation of Class B Common .   --       --        --      --      (1,214)     --       (71,626)     --       72,840        --
Cancellation of Class B Common .   --       --        --      --          (7)     --          (461)     --          468        --
Redemption and cancellation  of    --       --        --      --        --        --          --        --         --          --
   Affiliate common stock ......   --       --        --      --        --      (1,000)       --        --         --        (1,000)
                                 ------  -------  --------   -----   -------   -------   ---------   -------   --------   ---------
Balance, May 31, 1996 ..........   --       --        --       200     3,800      --        89,306      (644)      --        92,662
Net income .....................   --       --        --      --        --        --         1,236      --         --         1,236
Net change in unrealized loss on   --       --        --      --        --        --          --        --         --          --
    investment securities ......   --       --        --      --        --        --          --        (744)      --          (744)
Liquidating dividend to ........   --       --        --      --        --        --          --        --         --          --
    affiliate shareholders .....   --       --        --      --        --        --          (677)     --         --          (677)
Balance, June 30, 1996 .........   --       --        --       200     3,800      --        89,865    (1,388)      --        92,477

THE COMPANY:
Adjustments due to
    Acquisition ................ $4,162  $71,643  $(10,000)   (200)   (3,800)     --       (89,865)    1,388       --       (26,672)
Net loss .......................   --       --        --      --        --        --       (12,729)     --         --       (12,729)
Reduction in ESOP Note .........   --       --       2,000    --        --        --          --        --         --         2,000
                                 ------  -------  --------   -----   -------   -------   ---------   -------   --------   ---------
Balance, June 30, 1997 .........  4,162  $71,643    (8,000)   --        --        --       (12,729)     --         --        55,076
Net loss .......................   --       --        --      --        --        --        (1,397)     --         --        (1,397)
Reduction in ESOP Note .........   --       --       2,000    --        --        --          --        --         --         2,000
                                 ------  -------  --------   -----   -------   -------   ---------   -------   --------   ---------
Balance June 30, 1998 .......... $4,162  $71,643  $ (6,000)  $--     $  --     $  --     $ (14,126)  $  --     $   --     $  55,679
                                 ======  =======  ========   =====   =======   =======   =========   =======   ========   =========

          See accompanying notes to consolidated financial statements.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                  COMPANY            PREDECESSOR
                                                            -------------------   ------------------
                                                                                    ONE       TWELVE
                                                             YEAR       YEAR       MONTH      MONTHS
                                                            ENDED       ENDED      ENDED      ENDED
                                                           JUNE 30,    JUNE 30,   JUNE 30,    MAY 31,
                                                             1998       1997        1996       1996
                                                           --------   ---------   --------   --------
Cash flows from operating activities:
    Net income (loss) ...................................  $ (1,397)  $ (12,729)  $  1,236   $ 16,748
    Adjustments to reconcile net income (loss)
      to cash flow from operating activities:
    Extraordinary loss ..................................      --         1,456       --         --
    Impairment of investment in land ....................      --          --         --       12,592
    Depreciation of fixed assets ........................    25,208      24,810      1,259     14,768
    Amortization of intangibles .........................     6,579       5,066         18        214
    Amortization of debt issue costs and deferred premium     1,089       1,435       --         --
    Deferred income taxes ...............................    (1,680)     (2,897)      (237)    (5,829)
    Earnings from limited partnership ...................      (476)       (670)       190        202
    Change in:
       Accounts receivable ..............................      (636)     (9,382)     7,723      1,593
       Inventories ......................................       716      (5,993)     3,069      2,230
       Other assets .....................................     1,843      (4,906)     1,424     (3,616)
       Accounts payable, accrueds and other .............     3,661       2,051       (768)     5,597
                                                           --------   ---------   --------   --------
         Net cash provided by
          (used in) operating activities ................    34,907      (1,759)    13,914     44,499

Cash flows from investing activities:
    Capital expenditures ................................   (12,466)     (7,634)    (1,997)    (5,462)
    Proceeds from asset sales ...........................       871       4,754       --         --
    Acquisition of the Company, net of cash acquired ....      --      (366,277)      --         --
    Distribution received from partnership ..............       410         525       --         --
    Purchase of investment securities ...................      --          --         --      (19,138)
    Proceeds from sale of Predecessor assets ............      --        16,288        702     32,821
                                                           --------   ---------   --------   --------
         Net cash provided by (used in)
          investing activities ..........................   (11,185)   (352,344)    (1,295)     8,221

Cash flows from financing activities:
    Bank overdraft ......................................   (10,157)     10,157    (12,382)    12,382
    Net borrowings on revolving line of credit ..........      --        (1,000)     3,000     10,000
    Proceeds from issuance of long-term debt ............     3,192     368,000       --         --
    Payments on long-term debt ..........................    (9,706)    (62,219)      --       (1,022)
    Cash bonus plan payments ............................    (7,807)     (9,406)      --         --
    Debt issuance and organizational costs ..............      (389)    (15,839)      --         --
    Investment by Parent ................................      --        62,511       --         --
    Reduction in note receivable from ESOP ..............     2,000       2,000       --         --
    Dividends paid ......................................      --          --         --      (16,526)
    Predecessor common stock transactions ...............      --          --         --      (73,840)
                                                           --------   ---------   --------   --------
         Net cash provided by (used in)
          financing activities ..........................   (22,867)    354,204     (9,382)   (69,006)
                                                           --------   ---------   --------   --------

Net increase (decrease) in cash and cash equivalents ....       855         101      3,237    (16,286)
Cash and cash equivalents, beginning ....................       101        --        1,543     17,829
                                                           --------   ---------   --------   --------
Cash and cash equivalents, ending .......................  $    956   $     101   $  4,780   $  1,543
                                                           ========   =========   ========   ========

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

                                                                       AMOUNT
                                                                   (IN MILLIONS)
                                                                   -------------
Sources of Funds:
   Bank Credit Agreement ........................................  $         140
   Subordinated Notes ...........................................            175
   Investment by Parent .........................................             63
                                                                   -------------
       Total ....................................................  $         378
                                                                   =============
Uses of Funds:
   Acquisition(1) ...............................................  $         363
   Fees and expenses(2) .........................................             15
                                                                   -------------
       Total ....................................................  $         378
                                                                   =============
---------------
(1) Acquisition cost is net of cash received from the sale of the Texas Falls Corporation and the Ranch for combined proceeds of $7.8 million
(2) Represents underwriting fees, legal, accounting and other professional fees payable in connection with the financing of the Acquisition.

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

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                                                                      TWELVE
                                                                   MONTHS ENDED
                                                                   MAY 31, 1996
                                                                  -------------
Revenues .......................................................  $       454.2
Cost of goods sold .............................................          367.3
Depreciation and amortization ..................................           36.3
                                                                  -------------
    Gross profit ...............................................           50.6
Selling, general and administrative ............................           12.7
                                                                  -------------
        Income from operations .................................           37.9
Interest expense ...............................................           31.9
Other expense:
    Loss on disposal of assets and investment securities, net ..           (3.1)
    Impairment of investment in land ...........................          (12.6)
    Other, net .................................................            0.1
                                                                  -------------
                                                                          (15.6)
                                                                  -------------
        Loss before income taxes ...............................           (9.6)
Provision for income taxes .....................................           --
                                                                  -------------
        Net loss ...............................................  $        (9.6)
                                                                  =============
        Loss per share .........................................  $       (2.30)
                                                                  =============
        Weighted average shares outstanding ....................      4,162,000
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

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements as of and for the years ended June 30, 1998 and 1997 include the accounts of Texas Petrochemicals Corporation and its wholly owned subsidiary, Texas Butylene Chemical Company, (collectively referred to as) the "Company". The financial statements for the periods prior to July 1, 1996 include the combined presentation of the accounts of TOC, Texas Petrochemicals Corporation, The Falls and the Affiliate, (collectively referred to as) the "Predecessor". TOC was merged with and into Texas Petrochemicals Corporation in conjunction with the Acquisition described in Note 1. The minority interest reflected in the accompanying Predecessor financial statements reflects approximately 20% of the common stock of The Falls not owned by the Company.

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

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Turnaround costs for major units of the manufacturing facilities are capitalized and amortized over the life of the turnaround. Maintenance and repairs are charged to expense as incurred while significant improvements are capitalized. Upon retirement or sale of an asset, the asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

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

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

EMPLOYEE STOCK OWNERSHIP PLAN

    The balance of the note receivable from the Employee Stock Ownership Plan (See Note 11), is reported as a contra account in the stockholder's equity section of the balance sheet.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 128 and SFAS No. 129 with no material revisions to the disclosure in the financial statements. SFAS No. 130, SFAS No. 131, and SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will analyze these pronouncements to determine what, if any, additional disclosures will be required thereunder.

RECLASSIFICATIONS

    Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                            JUNE 30,    JUNE 30,
                                                              1998        1997
                                                            --------    --------
      Finished goods ...................................    $  4,701    $  8,500
      Raw materials ....................................      10,415       7,504
      Chemicals and supplies ...........................       2,094       1,922
                                                            --------    --------
                                                            $ 17,210    $ 17,926
                                                            ========    ========
PROPERTY, PLANT AND EQUIPMENT:

                                                            JUNE 30,    JUNE 30,
                                                              1998        1997
                                                            --------    --------
      Chemical plants ..................................    $260,808    $259,293
      Construction in progress .........................      13,624       3,047
      Other ............................................       2,308       1,934
                                                            --------    --------
                                                             276,740     264,274
      Less accumulated depreciation, depletion
          and amortization .............................      49,523      24,315
                                                            --------    --------
                                                            $227,217    $239,959
                                                            ========    ========

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS), CONTINUED

OTHER ASSETS:

                                                         JUNE 30,       JUNE 30,
                                                           1998           1997
                                                         --------       --------
      Debt issue costs ...........................       $ 13,415       $ 13,026
      Organizational costs .......................            573            573
      Intangibles and other ......................          4,502          2,000
                                                         --------       --------
                                                           18,490         15,599
      Less accumulated amortization ..............          5,811          3,274
                                                         --------       --------
                                                         $ 12,679       $ 12,325
                                                         ========       ========
ACCRUED EXPENSES:
                                                         JUNE 30,       JUNE 30,
                                                           1998           1997
                                                         --------       --------
      Accrued interest ...........................       $ 14,581       $ 13,203
      Property and sales taxes ...................          2,836          2,866
      Federal and state income taxes .............            710            135
      Other ......................................            741            713
                                                         --------       --------
                                                         $ 18,868       $ 16,917
                                                         ========       ========
6. LONG-TERM DEBT
                                                         JUNE 30,       JUNE 30,
                                                           1998           1997
                                                         --------       --------
     Bank Credit Agreement:
      Term A Loan ................................       $ 21,003       $ 25,781
      Term B Loan ................................         42,393         44,000
      ESOP Loan ..................................          6,000          8,000
      Revolving Credit Loans .....................         12,000         12,000
     Senior Subordinated Notes ...................        225,000        225,000
     Deferred premium on Senior
      Subordinated Notes .........................          2,571          2,893
     Long-term financing .........................          1,871           --
                                                         --------       --------
                                                          310,838        317,674
      Less current maturities ....................          6,982          6,438
                                                         --------       --------
      Long-term debt .............................       $303,856       $311,236
                                                         ========       ========

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% at June 30, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at June 30, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

    The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $244 million and $242 million as of June 30, 1998 and 1997, respectively. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 1998 and 1997.

   In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1998 LIBOR rates were set at 5.69%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

   The net premiums paid for interest rate swap agreements are charged to expense over the terms of the agreements. The Company is exposed to credit losses in the event of nonperformance by a counterparty to the derivative financial instruments. The Company anticipates, however, that the counterparties will be able to fully satisfy obligations under the contracts. Market risk arises from changes in interest rates.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

          FISCAL YEAR
            1999 .......................      $ 6,982
            2000 .......................        7,461
            2001 .......................        7,486
            2002 .......................        6,386
            2003 .......................       30,303

7.  FEDERAL AND STATE INCOME TAXES

    Significant components of the Company's deferred tax assets and liability at June 30, 1998 and June 30, 1997 are as follows (in thousands of dollars):

                                                         JUNE 30,      JUNE 30,
                                                            1998         1997
                                                          --------     --------
    Deferred tax asset (liability) - current:
       Net operating loss carryforward ...............    $   --       $  1,292
       Cash bonus plan ...............................       2,756        2,756
       Turnaround costs ..............................        (443)        --
       Other .........................................         (49)        --
       Accrued liabilities ...........................        --           (446)
                                                          --------     --------
                                                          $  2,264     $  3,602
                                                          ========     ========
    Deferred tax asset (liability) - noncurrent:
       Investment in land ............................    $  4,813     $  4,660
       Cash bonus plan ...............................       3,466        6,200
       Property, plant and equipment .................     (71,000)     (76,819)
       Other .........................................        (220)        --
                                                          --------     --------
                                                          $(62,941)    $(65,959)
                                                          ========     ========

    The current deferred tax asset is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousand of dollars):

                                             COMPANY             PREDECESSOR
                                        -----------------   -------------------
                                                              ONE      TWELVE
                                         YEAR      YEAR      MONTH     MONTHS
                                         ENDED    ENDED      ENDED      ENDED
                                        JUNE 30,  JUNE 30,  JUNE 30,    MAY 31,
                                         1998      1997       1996       1996
                                        -------   -------   --------   --------
Current:
    Federal ..........................  $ 4,368   $  (508)  $    880   $ 12,150
    State ............................      936        63        118      1,582
                                        -------   -------   --------   --------
                                          5,304      (445)       998     13,732
                                        -------   -------   --------   --------
Deferred:
    Federal ..........................   (1,680)   (2,897)      (210)    (5,461)
    State ............................     --        --          (27)      (368)
                                        -------   -------   --------   --------
                                         (1,680)   (2,897)      (237)    (5,829)
                                        -------   -------   --------   --------
       Total provision (benefit)
         for income taxes ............  $ 3,624   $(3,342)  $    761   $  7,903
                                        =======   =======   ========   ========
       Pro Forma income
         tax provision ...............     --        --     $    761   $  9,553
                                        =======   =======   ========   ========

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    Pro Forma income tax provision that the income of the Affiliate, which is a Subchapter S Corporation and accordingly pays no federal income tax, was taxable to the Predecessor based on the Predecessor's effective tax rate.

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations. The reasons for this difference are as follows:

                                                 COMPANY               PREDECESSOR
                                            -------------------    -------------------
                                                                      ONE      TWELVE
                                             YEAR       YEAR         MONTH     MONTHS
                                             ENDED      ENDED        ENDED     ENDED
                                            JUNE 30,   JUNE 30,     JUNE 30,   MAY 31,
                                              1998       1997        1996       1996
                                            --------   --------    --------   --------
Statutory federal income tax rate ........        35%        35%         35%        35%
Computed "expected" federal income tax ...  $    779   $ (5,115)   $    696   $  8,578
Increase (decrease) in tax resulting from:
    Affiliate earnings not subject to
      federal income tax .................      --         --          --       (1,651)
    State income taxes, net of
      federal benefit ....................       608         41          59        789
    Other, net ...........................       328         22           6        280
    Amortization of goodwill and other ...     1,909      1,710        --          (93)
                                            --------   --------    --------   --------
Provision (benefit) for income taxes .....  $  3,624   $ (3,342)   $    761   $  7,903
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

9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                             COMPANY             PREDECESSOR
                                       -------------------   -------------------
                                                               ONE       TWELVE
                                        YEAR       YEAR       MONTH      MONTHS
                                        ENDED      ENDED      ENDED      ENDED
                                       JUNE 30,   JUNE 30,   JUNE 30,    MAY 31,
                                          1998      1997       1996       1996
                                       --------   --------   --------   --------
    Interest .......................   $ 33,735   $ 20,600   $     62   $  2,330
    Income taxes ...................      1,641        967        877     14,756

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company is reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.8 million, $0.8 million, $0.04 million and $0.8 million, for the years ended June 30, 1998 and 1997, for the one-month period ended June 30, 1996 and for the twelve months ended May 31, 1996, respectively. The Company is also obligated under an operating lease to Hollywood/Texas Olefins, Ltd. for the rental of one barge.

    Total rent expense was approximately $3.6 million, $3.9 million, $0.4 million and $4.8 million (net of reimbursements described above and including $0.7 million, $1.8 million, $0.2 million and $2.0 million for the rental of barges) for the years ended June 30, 1998 and 1997, for the one month period ended June 30, 1996 and for the twelve months ended May 31, 1996, respectively. Future minimum lease payments at June 30, 1998 are as follows (in thousands of dollars):

           FISCAL YEAR
             1999 ................................      $3,945
             2000 ................................       3,392
             2001 ................................       2,722
             2002 ................................       1,890
             2003 ................................         492

PURCHASE COMMITMENTS

    The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

LITIGATION

    The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices. It is not known whether the site will require remediation. The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.  EMPLOYEE BENEFITS

PROFIT SHARING PLAN

     The Company has a noncontributory profit sharing plan that covers all full-time employees that have completed one year or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund which is matched by the Company at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was $167,634, $169,591, $14,786 and $195,627 for the years ended June 30, 1998 and 1997, for the one month period ended June 30, 1996 and for the twelve month period ended May 31, 1996, respectively. Additionally, the Company made additional discretionary contributions to the plan which amounted to approximately $2.1 million, $1.1 million, $0.2 million and $2.4 million for the years ended June 30, 1998 and 1997, for the one month period ended June 30, 1996 and for the twelve month period ended May 31, 1996, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

    In connection with the Acquisition, the Parent established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the ESOP Loan is discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan is reported as compensation expense. Principal and interest payments made for the years ended June 30, 1998 and 1997 amounted to $2.6 million and $2.7 million, respectively. As of June 30, 1998, 40,000 shares have been allocated to employees.

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

               TEXAS PETROCHEMICALS CORPORATION (AND PREDECESSOR)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

12.  RELATED PARTY TRANSACTIONS

   In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development (Mr. Stutts) in the amount of $200,000 of which $145,129 remained outstanding as of September 24, 1998. The proceeds from the loan were utilized to purchase outstanding shares of the Company's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1998 the Company made payments totaling $500,000 to a consulting firm (ENPAL) whose majority shareholder is also an outside director and shareholder of the Company (Mr. Cain). The Chairman of the Company (Mr. McMinn) receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses. Prior to the Acquisition, the Predecessor made contributions from time to time to a charitable organization that is an affiliate of the Predecessor.

13.  CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to chemical and petroleum based companies in North America. For the years ended June 30, 1998 and 1997, the one month period ended June 30, 1996 and the twelve month period ended May 31, 1996 approximately 41%, 41%, 46% and 50%, respectively, of the Company's sales were to four customers. The Company had two customers, which represented 13% and 15% of sales during the year ended June 30, 1998, 11% and 17% of sales during the year ended June 30, 1997, 14% and 16% of sales during the one month period ended June 30, 1996, and 16% and 19% of sales during the twelve months ended May 31, 1996. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable.
The Company's credit losses have been minimal.

   The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is minimal.

14.  FINANCIAL INSTRUMENTS

     At June 30, 1998 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 6), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable. The Company enters into certain derivative financial instruments as part of its interest rate risk management. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense.

   The fair value of derivative financial instruments are the amounts at which they could be settled base on estimates from dealers. As of June 30, 1998, the carrying amounts and estimated fair values of derivative financial instruments were not significant.

ITEM 9. CHANGES IN AND DIAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one year term or until such person's successor is duly elected and qualified.

                                                                                    YEARS OF SERVICE WITH
                                                                                           THECOMPANY
NAME                        AGE    POSITION                                           OR ITS PREDECESSORS
-------------------         ---    ----------------------------------------------   ---------------------
Gordon A. Cain               86    Director                                                    14
Hunter W. Henry Jr.          70    Director                                                     -
William R. Huff              48    Director                                                     2
William A. McMinn            68    Director and Chairman                                       14
Steve A. Nordaker            51    Director                                                     1
Gary L. Rosenthal            49    Director                                                     -
Susan O. Rheney              39       Director                                                  2
John T. Shelton              67    Director                                                    14
B. W. Waycaster              59    Director, President and Chief Executive Officer              5
Bill R. McNeese              64    Vice President, Operations                                  10
H.E. Sebastian               54    Vice President, Marketing                                    -
Carl S. Stutts               51    Vice President, Finance and Corporate Development            -
Ronald W. Woliver            58    Vice President, Market Development 29
Stephen R. Wright            50    Vice President, Secretary and General Counsel                2

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

    Mr. Henry has held various manufacturing management positions in Dow Chemical Company, including Vice President - Business Operations for Latin America, Vice President - Manufacturing Dow Badische, General Manager - Michigan Division, President - Dow Brazil, President - Dow USA and Executive Vice President of Dow Chemical Company (1982 - 1988). Mr. Henry was on Dow's board from 1979 to 1993 and has served on the Executive, Compensation, Health and Safety Committees and as Chairman of the Finance and Investment Policy Committee. Mr. Henry also served as Chairman of the Board of Dowell Schlumberger, 1985 - 1988.

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

     Ms. Rheney has been a principal of The Sterling Group, Inc. since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of Mail-Well, Inc.

    Mr. Rosenthal serves as President of Heaney Rosenthal, Inc., which focuses on investment, acquisition and advice to various businesses. Mr. Rosenthal served as Chairman of the Board (1990 - 1994) and CEO (1994) of Wheatley TXT Corp. He serves a Chairman of the Board of Diamond Products International, Inc. and since July 1998 has served as Chairman of the Board of AXIA Group, Inc.

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

   Mr. Sebastian joined the Company in March 1998 after performing consulting activities in chemical and oil products marketing, operations and logistics, specializing in buying and selling physical assets and companies. Prior to that, he was Executive Vice President of Commonwealth Oil Refining Company and a Co-Founder of Arochem Corporation, both with refinery and petrochemical operations in Puerto Rico. He also brings extensive marketing and trading experience from Exxon Chemical Company and Phibro Energy.

    Mr. Stutts joined the Company in April 1998 as Vice President of Finance and Corporate Development. Previously, he was a general partner of Columbine Venture Funds, an institutional venture capital fund focusing on investments in early stage companies. From 1971 to 1988 he held various management positions in Tenneco, Inc. and its subsidiary companies.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total value of compensation received by the Chief Executive Officer and the five most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company as of May 31, 1996 (the "Named Executive Officers") for services rendered in all capacities to the Company for the years ended June 30, 1998 and 1997, the twelve months ended May 31, 1996.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                  YEAR(1)   SALARY        BONUS(2)
-----------------------------------------    ----    ----------    ----------
B. W. Waycaster, President and ..........    1998    $  300,000    $  507,186
  Chief Executive Officer ...............    1997       300,000       326,787
                                             1996       300,000     2,899,100

Ronald W. Woliver, Vice
  President, Marketing ..................    1998    $  180,000    $  281,138
                                             1997       180,000       127,393
                                             1996       180,000     1,012,300

Stephen R. Wright, Vice
 President, Secretary and ...............    1998    $  180,000    $  281,138
 General Counsel ........................    1997       165,000        50,104

Bill R. McNeese,
Vice  President, Operations .............    1998    $  150,000    $  236,251
                                             1997       148,500        63,869
                                             1996       132,000        72,293

H.E. Sebastian ..........................    1998    $   58,333    $   19,779
 Vice President, Marketing

Carl S. Stutts, Vice President, .........    1998    $   41,761    $     --
  Finance and Corporate Development


--------------

(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2) Includes 401(k) contributions in 1996 $21,149 for Mr. McNeese.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Texas Petrochemical Holdings, Inc. owns 100% of the outstanding shares of the Company's common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development (Mr. Stutts) in the amount of $200,000 of which $145,129 remained outstanding as of September 24, 1998. The proceeds from the loan were utilized to purchase outstanding shares of the Company's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1998 the Company made payments totaling $500,000 to a consulting firm (ENPAL) whose majority shareholder is also an outside director and shareholder of the Company (Mr. Cain). The Chairman of the Company (Mr. McMinn) receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses. Prior to the Acquisition, the Predecessor made contributions from time to time to a charitable organization that is an affiliate of the Predecessor.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Financial Statement Schedules

        Not applicable

    (c) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended June 30, 1998.

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

                                         TEXAS PETROCHEMICALS CORPORATION
                                                    (Registrant)

                                         By:      B.W. WAYCASTER
                                                  (Signature)
                                                  B.W. Waycaster
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 24, 1998.

 WILLIAM A. MCMINN            Chairman
 William A. McMinn

  B.W. WAYCASTER              Director, President and Chief Executive Officer
  B.W. Waycaster

  GORDON A. CAIN              Director
  Gordon A. Cain

HUNTER W. HENRY JR.           Director
Hunter W. Henry Jr.

  WILLIAM R. HUFF             Director
  William R. Huff

 STEVE A. NORDAKER            Director
 Steve A. Nordaker

  SUSAN O. RHENEY             Director
  Susan O. Rheney


 GARY L. ROSENTHAL            Director
 Gary L. Rosenthal


  JOHN T. SHELTON             Director
  John T. Shelton