Form 10-Q
period 1998-09-30
TEXAS PETROCHEMICALS CORP
filed 1998-11-13
CIK 1020389

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO _______________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

   The number of shares of common stock of the registrant outstanding as of November 13, 1998 is 4,162,000.
-------------------------------------------------------------

                        TEXAS PETROCHEMICALS CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of September 30, 1998 and June 30, 1998 ..    1

   Consolidated Statement of Operations for the three months ended
      September 30, 1998 and 1997 .........................................    2
   Consolidated Statement of Cash Flows for the three months ended
      September 30, 1998 and 1997 .........................................    3

   Notes to Consolidated Financial Statements .............................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................    8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   13
Item 6. Exhibits and Reports on Form 8-K ..................................   13
Signature .................................................................   14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        TEXAS PETROCHEMICALS CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                SEPTEMBER 30,     JUNE 30,
                                                                    1998           1998
                                                                -------------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents ...............................   $          97    $     956
    Accounts receivable - trade .............................          31,290       45,298
    Inventories .............................................          25,141       17,210
    Other current assets ....................................          15,749       13,636
                                                                -------------    ---------
       Total current assets .................................          72,277       77,100

Property, plant and equipment, net ..........................         224,773      227,217
Investments in land held for sale ...........................           2,579        2,579
Investment in and advances to limited partnership ...........           2,913        3,035
Goodwill, net ...............................................         172,997      174,143
Other assets, net of accumulated amortization ...............          11,153       12,679
                                                                -------------    ---------
       Total assets .........................................   $     486,692    $ 496,753
                                                                =============    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Bank overdraft ..........................................   $         201    $    --
    Accounts payable - trade ................................          25,322       28,000
    Payable to Parent .......................................            --          2,850
    Accrued expenses ........................................          16,968       18,868
    Current portion of cash bonus plan ......................           7,811        7,811
    Current portion of long-term debt .......................           6,993        6,982
                                                                -------------    ---------
       Total current liabilities ............................          57,295       64,511

Revolving line of credit ....................................          12,500       12,000
Long-term debt ..............................................         290,019      291,856
Cash bonus plan .............................................           7,809        9,766
Deferred income taxes .......................................          62,235       62,941

Commitments and contingencies (Note 4)

Stockholder's equity:
    Common stock, $1 par value, 4,500,000 shares authorized
       and 4,162,000 shares issued and outstanding ..........           4,162        4,162
    Additional paid in capital ..............................          71,643       71,643
    Accumulated deficit .....................................         (13,471)     (14,126)
    Note receivable from ESOP ...............................          (5,500)      (6,000)
                                                                -------------    ---------
       Total stockholder's equity ...........................          56,834       55,679
                                                                -------------    ---------
         Total liabilities and stockholder's equity .........   $     486,692    $ 496,753
                                                                =============    =========

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                        1998            1997
                                                    -----------     -----------
Revenues .......................................    $   100,026     $   135,443
Cost of goods sold .............................         80,276         113,651
Depreciation and amortization ..................          7,692           7,727
                                                    -----------     -----------
    Gross profit ...............................         12,058          14,065

Selling, general and administrative expenses ...          2,315           1,513
                                                    -----------     -----------
        Income from operations .................          9,743          12,552

Interest expense ...............................          8,415           9,073

Other income (expense):
    Loss on disposal of non-plant assets .......           --              (436)
    Other, net .................................            687             296
                                                    -----------     -----------
                                                            687            (140)
                                                    -----------     -----------
        Income before income taxes .............          2,015           3,339

Provision for income taxes .....................          1,360           1,646
                                                    -----------     -----------
        Net income .............................    $       655     $     1,693
                                                    ===========     ===========
Basic income per share .........................    $      0.16     $      0.41
                                                    ===========     ===========
Weighted average shares outstanding ............      4,162,000       4,162,000
                                                    ===========     ===========

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1998        1997
                                                            --------    -------
Cash flows from operating activities:
    Net income ..........................................   $    655    $ 1,693
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation of fixed assets ........................      6,463      6,280
    Amortization of goodwill and other assets ...........      1,229      1,446
    Amortization of debt issue costs and deferred premium        288        272
    Loss on sale of non-plant assets ....................       --          436
    Earnings from limited partnership ...................       (208)      (128)
    Deferred income taxes ...............................       (816)       435
    Change in:
      Accounts receivable ...............................     14,008        328
      Inventories .......................................     (7,931)     1,274
      Other assets ......................................       (914)    (1,655)
      Accounts payable ..................................     (2,678)    (2,382)
      Payable to Parent .................................     (2,703)      --
      Accrued expenses ..................................     (1,900)    (3,095)
                                                            --------    -------
         Net cash provided by operating activities ......      5,493      4,904

Cash flows from investing activities:
    Capital expenditures ................................     (4,019)    (1,871)
    Proceeds from the sale of non-plant assets ..........       --          871
    Distribution from limited partnership ...............        330         40
                                                            --------    -------
         Net cash used in investing activities ..........     (3,689)      (960)

 Cash flows from financing activities:
    Change in bank overdraft ............................        201        695
    Net borrowings (repayments) under revolver ..........        500     (2,000)
    Proceeds from issuance of long-term debt ............       --        3,192
    Payments on long-term debt ..........................     (1,744)    (4,039)
    Payment of cash bonus plan ..........................     (1,957)    (1,948)
    Debt issuance costs .................................       (163)      (290)
    Reduction in note receivable from ESOP ..............        500        500
    Organizational costs ................................       --         --
                                                            --------    -------
         Net cash used in financing activities ..........     (2,663)    (3,890)
                                                            --------    -------
Net increase (decrease) in cash and cash equivalents ....       (859)        54

Cash and cash equivalents, at beginning of period .......        956        101
                                                            --------    -------
Cash and cash equivalents, at end of period .............   $     97    $   155
                                                            ========    =======

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    NATURE OF OPERATIONS

    The consolidated financial statements include the accounts of Texas Petrochemicals Corporation and its wholly owned subsidiary, Texas Butylene Chemical Company, collectively referred to as (the "Company"). The Company through its facility in Houston, Texas is the second largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE"), in North America, in terms of production capacity. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 1998 and the results of its operations and cash flows for the interim period ended September 30, 1998. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1998. The June 30, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                        TEXAS PETROCHEMICALS CORPORATION

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                    SEPTEMBER 30,       JUNE 30,
                                                        1998               1998
                                                       -------           -------
Finished goods .............................           $ 9,601           $ 4,701
Raw materials ..............................            13,964            10,415
Chemicals and supplies .....................             1,576             2,094
                                                       -------           -------
                                                       $25,141           $17,210
                                                       =======           =======

PROPERTY, PLANT AND EQUIPMENT:
                                                        SEPTEMBER 30,   JUNE 30,
                                                             1998         1998
                                                        -------------   --------
Chemical plants .....................................   $     266,764   $260,808
Construction in progress ............................          11,661     13,624
Other ...............................................           2,335      2,308
                                                        -------------   --------
                                                              280,760    276,740
Less accumulated depreciation, depletion
    and amortization ................................          55,987     49,523
                                                        -------------   --------
                                                        $     224,773   $227,217
                                                        =============   ========
OTHER ASSETS:
                                                        SEPTEMBER 30,   JUNE 30,
                                                             1998          1998
                                                        -------------    -------
Debt issue costs ...................................    $      13,578    $13,415
Organizational costs ...............................              573        573
Intangibles and other ..............................            3,265      4,502
                                                        -------------    -------
                                                               17,416     18,490
Less accumulated amortization ......................            6,263      5,811
                                                        -------------    -------
                                                        $      11,153    $12,679
                                                        =============   ========

                        TEXAS PETROCHEMICALS CORPORATION

ACCRUED EXPENSES:
                                                       SEPTEMBER 30,    JUNE 30,
                                                           1998           1998
                                                       -------------     -------
Accrued interest .................................     $       7,662     $14,581
Property and sales taxes .........................             4,011       2,836
Federal and state taxes ..........................             3,418         710
Other ............................................             1,877         741
                                                       -------------     -------
                                                       $      16,968     $18,868
                                                       =============     =======
LONG TERM DEBT:
                                                       SEPTEMBER 30,   JUNE 30,
                                                            1998         1998
                                                       -------------   --------
Bank Credit Agreement:
   Term A Loan .....................................   $      20,252   $ 21,003
   Term B Loan .....................................          42,146     42,393
   ESOP Loan .......................................           5,500      6,000
   Revolving Credit Loans ..........................          12,500     12,000
Senior Subordinated Notes ..........................         225,000    225,000
Deferred premium on Senior Subordinated Notes ......           2,491      2,571
Long-term financing ................................           1,623      1,871
                                                       -------------   --------
                                                             309,512    310,838
Less current maturities ............................           6,993      6,982
                                                       -------------   --------
Long-term debt .....................................   $     302,519   $303,856
                                                       =============   ========

    The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 3% for Term A and Term B, respectively at September 30, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at September 30, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three months ended September 30, 1998 and 1997.

REVENUES

                                                    THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                             ----------------------------------
                                                  1998                1997
                                             --------------      --------------
                                                  (DOLLARS IN MILLIONS)
Butadiene ..............................     $ 26.4      27%     $ 36.0      27%
MTBE ...................................       44.2      44        61.7      45
n-Butylenes ............................       11.2      11        15.9      12
Specialty Isobutylenes .................       14.8      15        18.3      13
Other(1) ...............................        3.4       3         3.5       3
                                             ------     ---      ------     ---
Total ..................................     $100.0     100%     $135.4     100%
                                             ======     ===      ======     ===
----------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                -------------------------
                                                  1998             1997
                                                --------         --------
                                         (MILLION OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ............................             195.9            198.8
MTBE(1) ..............................              65.6             67.9
n-Butylenes ..........................              82.9             85.2
Specialty Isobutylenes ...............              74.9             87.2

----------
(1) Volumes in million of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                   ----------------------------------
                                                        1998               1997
                                                   ---------------    ---------------
                                                          (DOLLARS IN MILLIONS)
Revenues .......................................   $100.0      100%   $135.4      100%
Cost of goods sold .............................     80.3       80     113.6       84
Depreciation and amortization ..................      7.7        8       7.7        6
                                                   ------   ------    ------   ------
    Gross profit ...............................     12.0       12      14.1       10
Selling, general and administrative expenses ...      2.3        2       1.5        1
                                                   ------   ------    ------   ------
    Income from operations .....................   $  9.7       10%   $ 12.6        9%
                                                   ======   ======    ======   ======

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

  REVENUES

    The Company's revenues decreased by approximately 26%, or $35.4 million, to $100.0 million for the three months ended September 30, 1998 from $135.4 million for the three months ended September 30, 1997. Butadiene sales revenues decreased approximately 27% as a result of lower sales prices and slightly lower sales volumes. Butadiene sales prices have dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues decreased approximately 28% as a result of lower sales prices as compared to the prior year quarter. MTBE prices are significantly lower as a result of its relationship to gasoline and crude oil prices. N-butylene sale revenues also decreased over the prior year quarter due to lower sales prices and lower sales volumes. Specialty isobutylene sales revenues decreased due to lower sales volumes of isobutylene concentrate, which was partially offset by higher sales volumes of high purity isobutylene and diisobutylene. Sales volumes of isobutylene concentrate were lower due to a planned outage at one of the Company's major customers. Improvements in high purity isobutylene and diisobutylene sales volumes is attributable to customer demand.

    GROSS PROFIT

    Gross profit decreased by approximately 15%, or $2.1 million, to $12.0 million for the three months ended September 30, 1998 from $14.1 million for the three months ended September 30, 1997. Gross margin during this period increased to 12.0% from 10.4%. This decrease in gross profit was primarily attributable to lower MTBE margins and lower sales volumes of n-butylenes and specialty isobutylenes. During the current quarter despite lower butadiene sales prices and volume, the Company's margin increased due to lower spot crude butadiene prices. MTBE margins were lower as compared to the prior quarter due to lower sales prices, however the majority of the price decline was offset by lower feedstock costs.

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 23%, or $2.9 million, to $9.7 million for the three months ended September 30, 1998 from $12.6 million for the three months ended September 30, 1997. Operating margin during this period increased to 9.7% from 9.3%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. An increase in selling, general and administrative costs attributable to software integration and business development contributed to the decline in income from operations.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

    Net cash provided by operating activities was $5.5 million for the three months ended September 30, 1998 compared to $4.9 million for the three months ended September 30, 1997. The increase of $0.6 million was attributable to decreased net income offset by reductions in working capital. Net cash used in investing activities was $3.7 million for the three months ended September 30, 1998 compared to $1.0 million for the three months ended September 30, 1997. The increase of $2.7 million was attributable to increased capital expenditures. Net cash used in financing activities was $2.7 million for the three months ended September 30, 1998 compared to $3.9 million for the three months ended September 30, 1997. The decrease of $1.2 million was attributable to lower repayments of long-term debt.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $12.5 million was in use at September 30, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the quarter ended September 30, 1998, $2.0 million of this amount was paid to eligible participants and the remaining $15.6 million will be made in eight equal future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for three months ended September 30, 1998 were $4.0 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share," SFAS No. 129 "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 128, SFAS No. 129, SFAS 130, SFAS 131 and SFAS 132 with no material revisions to the disclosure in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will analyze this pronouncement to determine what, if any, additional disclosures will be required thereunder.

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The Company is currently in the process of installing an upgraded information technology (IT) system and anticipates that it will be fully implemented by mid calendar year 1999. The Company made the decision to upgrade its IT system prior to concerns surrounding the year 2000. Management believes the full implementation of this IT system will ensure the Company's financial systems are compliant with the year 2000. The Company is also evaluating its non-IT systems, consisting primarily of plant processing equipment, for year 2000 compliance. The Company has not fully quantified these areas but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows. In addition to evaluating our own compliance with the year 2000, the Company is currently requesting all of our major customers and suppliers to supply us with a status of their compliance. At this point the Company has not received sufficient responses to determine our exposure to non-compliance by a third party. The Company currently does not have a contingency plan for the year 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS PETROCHEMICALS CORPORATION
                                                (Registrant)


Dated:  November 13, 1998          By: CARL S. STUTTS
                                             (Signature)
                                            Carl S. Stutts
                                       Chief Financial Officer