Form 10-Q
period 1998-12-31
TEXAS PETROCHEMICALS CORP
filed 1999-02-12
CIK 1020389

-------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

   The number of shares of common stock of the registrant outstanding as of February 12, 1999 is 4,162,000.

         -------------------------------------------------------------

                        TEXAS PETROCHEMICALS CORPORATION

                                TABLE OF CONTENTS


                                                                      PAGE

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of December 31, 1998
      and June 30, 1998                                                  1

   Consolidated Statement of Operations for the
      three and six months ended December 31, 1998 and 1997              2

   Consolidated Statement of Cash Flows for the six
      months ended December 31, 1998 and 1997                            3

   Notes to Consolidated Financial Statements                            4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    8

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               13
Item 6. Exhibits and Reports on Form 8-K                                13
Signature                                                               14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        TEXAS PETROCHEMICALS CORPORATION

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               DECEMBER 31,   JUNE 30,
                                                                   1998         1998
                                                               ------------  ---------
               ASSETS
Current assets:
    Cash and cash equivalents ...............................   $     204    $     956
    Accounts receivable - trade .............................      45,003       45,298
    Inventories .............................................      18,144       17,210
    Other current assets ....................................      19,080       13,636
                                                                ---------    ---------
       Total current assets .................................      82,431       77,100

Property, plant and equipment, net ..........................     225,028      227,217
Investments in land held for sale ...........................       2,058        2,579
Investment in and advances to limited partnership ...........       2,928        3,035
Goodwill, net ...............................................     171,852      174,143
Other assets, net of accumulated amortization ...............      10,297       12,679
                                                                ---------    ---------
       Total assets .........................................   $ 494,594    $ 496,753
                                                                =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ..........................................   $   3,955    $    --
    Accounts payable - trade ................................      30,809       28,000
    Payable to Parent .......................................        --          2,850
    Accrued expenses ........................................      21,878       18,868
    Current portion of cash bonus plan ......................       7,810        7,811
    Current portion of long-term debt .......................       6,999        6,982
                                                                ---------    ---------
       Total current liabilities ............................      71,451       64,511

Revolving line of credit ....................................      12,600       12,000
Long-term debt ..............................................     288,182      291,856
Cash bonus plan .............................................       5,856        9,766
Deferred income taxes .......................................      61,135       62,941

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock, $1 par value, 4,500,000 shares authorized
       and 4,126,000 shares issued and outstanding ..........       4,162        4,162
    Additional paid in capital ..............................      71,773       71,643
    Accumulated deficit .....................................     (15,565)     (14,126)
    Note receivable from ESOP ...............................      (5,000)      (6,000)
                                                                ---------    ---------
       Total stockholders' equity ...........................      55,370       55,679
                                                                ---------    ---------
         Total liabilities and stockholders' equity .........   $ 494,594    $ 496,753
                                                                =========    =========

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       DECEMBER 31,                 DECEMBER 31,
                                               --------------------------    --------------------------
                                                   1998           1997           1998           1997
                                               -----------    -----------    -----------    -----------
Revenues ...................................   $   104,918    $   141,105    $   204,944    $   276,548
Cost of goods sold .........................        89,305        122,189        169,581        235,840
Non-cash ESOP compensation .................           130           --              130           --
Depreciation and amortization ..............         7,749          7,736         15,441         15,463
                                               -----------    -----------    -----------    -----------
  Gross profit .............................         7,734         11,180         19,792         25,245

Selling, general and administrative expenses         1,757          1,667          4,072          3,180
                                               -----------    -----------    -----------    -----------
      Income from operations ...............         5,977          9,513         15,720         22,065

Interest expense ...........................         8,777          8,766         17,192         17,839

Other income (expense):
      Loss on disposal of non-plant assets .           (44)                          (44)          (436)
      Other, net ...........................           302            136            989            432
                                               -----------    -----------    -----------    -----------
                                                       258            136            945             (4)

      Income (loss) before income taxes ....        (2,542)           883           (527)         4,222

Provision (benefit) for income taxes .......          (448)           786            912          2,432
                                               -----------    -----------    -----------    -----------
      Net income (loss) ....................   $    (2,094)   $        97    $    (1,439)   $     1,790
                                               ===========    ===========    ===========    ===========

Income (loss) per share ....................   $     (0.50)   $      0.02    $     (0.35)   $      0.43
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding ........     4,162,000      4,162,000      4,162,000      4,162,000
                                               ===========    ===========    ===========    ===========



         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                              1998        1997
                                                           ---------   ---------
Cash flows from operating activities:
    Net income (loss) ..................................   $ (1,439)   $  1,790
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
    Depreciation of fixed assets .......................     12,982      12,571
    Amortization of goodwill and other assets ..........      2,457       2,892
    Amortization of debt issue costs and
      deferred premium .................................        577         543
    Loss on disposal of non-plant assets ...............         44         436
    Earnings from limited partnership ..................       (460)       (278)
    Deferred income taxes ..............................     (1,466)       (784)
    Non-cash ESOP compensation .........................        130        --
    Change in:
      Accounts receivable ..............................        295      (3,788)
      Inventories ......................................       (934)     (3,422)
      Other assets .....................................     (4,259)        300
      Accounts payable .................................      2,809       7,262
      Payable to Parent ................................     (2,735)       --
      Accrued expenses .................................      3,010       4,182
                                                           --------    --------
         Net cash provided by operating activities .....     11,011      21,704

Cash flows from investing activities:
    Capital expenditures ...............................    (10,793)     (4,480)
    Proceeds from the sale of non-plant assets .........        477         871
    Distribution from limited partnership ..............        567         215
                                                           --------    --------
         Net cash used in investing activities .........     (9,749)     (3,394)

 Cash flows from financing activities:
    Change in bank overdraft ...........................      3,955      (5,127)
    Net borrowings (repayments) under revolver .........        600      (7,000)
    Proceeds from issuance of long-term debt ...........       --         3,192
    Payments on long-term debt .........................     (3,496)     (5,962)
    Payment of cash bonus plan .........................     (3,910)     (3,900)
    Debt issuance costs ................................       (163)       (475)
    Reduction in note receivable from ESOP .............      1,000       1,000
                                                           --------    --------

         Net cash used in financing activities .........     (2,014)    (18,272)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...       (752)         38
Cash and cash equivalents, at beginning of period ......        956         101
                                                           --------    --------

Cash and cash equivalents, at end of period ............   $    204    $    139
                                                           ========    ========


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

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices that are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 1998 and the results of its operations and cash flows for the interim period ended December 31, 1998. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1998. The June 30, 1998 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                        TEXAS PETROCHEMICALS CORPORATION

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                  DECEMBER 31,     JUNE 30,
                                                      1998           1998
                                                  ------------    ----------
         Finished goods .........................   $  7,934       $  4,701
         Raw materials ..........................      9,024         10,415
         Chemicals and supplies .................      1,186          2,094
                                                    --------       --------
                                                    $ 18,144       $ 17,210
                                                    ========       ========

PROPERTY, PLANT AND EQUIPMENT:
                                                   DECEMBER 31,    JUNE 30,
                                                      1998           1998
                                                  -------------   ----------
         Chemical plants ........................   $267,085       $260,808
         Construction in progress ...............     18,115         13,624
         Other ..................................      2,335          2,308
                                                    --------       --------
                                                     287,535        276,740
         Less accumulated depreciation, depletion
             and amortization ...................     62,507         49,523
                                                    --------       --------
                                                    $225,028       $227,217
                                                    ========       ========

OTHER ASSETS:
                                                   DECEMBER 31,    JUNE 30,
                                                       1998          1998
                                                  --------------  -----------
         Debt issue costs .......................   $ 13,578       $ 13,415
         Organizational costs ...................        573            573
         Intangibles and other ..................      2,862          4,502
                                                    --------       --------
                                                      17,013         18,490
         Less accumulated amortization ..........      6,716          5,811
                                                    --------       --------
                                                    $ 10,297       $ 12,679
                                                    ========       ========

                        TEXAS PETROCHEMICALS CORPORATION

ACCRUED EXPENSES:
                                                    DECEMBER 31,     JUNE 30,
                                                         1998          1998
                                                    ------------    ----------
      Accrued interest ............................   $ 14,119       $ 14,581
      Property and sales taxes ....................      4,827          2,836
      Federal and state taxes .....................      1,725            710
      Other .......................................      1,207            741
                                                      --------       --------
                                                      $ 21,878       $ 18,868
                                                      ========       ========
LONG TERM DEBT:
                                                    DECEMBER 31,     JUNE 30,
                                                        1998           1998
                                                    -------------   ----------
      Bank Credit Agreement:
         Term A Loan ..............................   $ 19,502       $ 21,003
         Term B Loan ..............................     41,900         42,393
         ESOP Loan ................................      5,000          6,000
         Revolving Credit Loans ...................     12,600         12,000
      Senior Subordinated Notes ...................    225,000        225,000
      Deferred premium on Senior Subordinated Notes      2,411          2,571
      Long-term financing .........................      1,368          1,871
                                                      --------       --------
                                                       307,781        310,838
      Less current maturities .....................      6,999          6,982
                                                      --------       --------
      Long-term debt ..............................   $300,782       $303,856
                                                      ========       ========


    The Bank Credit Agreement provides for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% for Term A and Term B, respectively at December 31, 1998) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at December 31, 1998). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. On June 30, 1998 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 1999 and part of fiscal 2000.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and six months ended December 31, 1998 and 1997.

REVENUES

                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                        DECEMBER 31,                             DECEMBER 31,
                         ------------------------------------      ------------------------------------
                               1998                 1997                 1998                 1997
                         ---------------      ---------------      ---------------      ---------------
                                                      (DOLLARS IN MILLIONS)
Butadiene ............   $ 26.7       25%     $ 36.6       26%     $ 53.1       26%     $ 72.6       26%
MTBE .................     50.6       48        64.1       45        94.8       46       125.8       45
n-Butylenes ..........     12.5       12        16.6       12        23.7       12        32.5       12
Specialty Isobutylenes     11.8       12        19.1       14        26.6       13        37.4       14
Other(1) .............      3.3        3         4.7        3         6.7        3         8.2        3
                         ------   ------      ------   ------      ------   ------      ------   ------
Total ................   $104.9      100%     $141.1      100%     $204.9      100%     $276.5      100%
                         ======   ======      ======   ======      ======   ======      ======   ======

----------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES
                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                    DECEMBER 31,             DECEMBER 31,
                                 ------------------      -----------------
                                  1998       1997        1998        1997
                                 -----       -----       -----       -----
                                 (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene ..................     217.2       203.6       413.2       402.3
MTBE(1) ....................      85.8        73.4       151.4       141.3
n-Butylenes ................      86.6        93.0       169.7       178.3
Specialty Isobutylenes .....      61.3        91.5       136.2       178.7

----------

(1)  Volumes in millions of gallons.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                      DECEMBER 31,                          DECEMBER 31,
                                        ------------------------------------    ------------------------------------
                                               1998                1997               1998                1997
                                        ----------------    ----------------    ----------------    ----------------
                                                                    (DOLLARS IN MILLIONS)
  Revenues ..........................   $104.9      100%    $141.1      100%    $204.9      100%    $276.5      100%
  Cost of goods sold ................     89.3       85      122.2       87      169.6       83      235.8       85
  Non-cash ESOP compensation ........      0.1        1       --       --          0.1     --         --       --
  Depreciation and amortization .....      7.8        7        7.7        5       15.4        7       15.5        6
                                        ------   ------     ------   ------     ------   ------     ------   ------
      Gross profit ..................      7.7        7       11.2        8       19.8       10       25.2        9
  Selling, general and administrative      1.7        1        1.7        1        4.1        2        3.2        1
                                        ------   ------     ------   ------     ------   ------     ------   ------
      Income from operations ........   $  6.0        6%    $  9.5        7%    $ 15.7        8%    $ 22.0        8%
                                        ======   ======     ======   ======     ======   ======     ======   ======

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED
  DECEMBER 31, 1997

  REVENUES

    The Company's revenues decreased by approximately 26%, or $36.2 million, to $104.9 million for the three months ended December 31, 1998 from $141.1 million for the three months ended December 31, 1997. Butadiene sales revenues decreased approximately 27% as a result of lower sales prices partially offset by higher sales volumes. Butadiene sales prices have dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues decreased approximately 21% as a result of lower sales prices as compared to the prior year quarter partially offset by higher sales volumes. MTBE prices are significantly lower as a result of its relationship to gasoline and crude oil prices, which fell sharply during the period. N-butylene sales revenues also decreased over the prior year quarter due to lower sales prices and lower sales volumes. Specialty isobutylene sales revenues decreased due to lower sales volumes of isobutylene concentrate, which was partially offset by higher sales volumes of high purity isobutylene and diisobutylene. Sales volumes of isobutylene concentrate were lower due to a planned outage at one of the Company's major customers. Improvements in high purity isobutylene and diisobutylene sales volume is attributable to customer demand.

    GROSS PROFIT

    Gross profit decreased by approximately 31%, or $3.5 million, to $7.7 million for the three months ended December 31, 1998 from $11.2 million for the three months ended December 31, 1997. Gross margin during this period decreased to 7.3% from 7.9%. This decrease in gross profit was primarily attributable to lower MTBE margins and lower sales volumes of n-butylenes and specialty isobutylenes. During the current quarter despite lower butadiene sales prices, the Company's margin increased due to lower spot crude butadiene prices. MTBE margins were lower as compared to the prior quarter due to lower sales prices, however a portion of the price decline was offset by lower feedstock costs.

    INCOME FROM OPERATIONS

    Income from operations decreased by approximately 37%, or $3.5 million, to $6.0 million for the three months ended December 31, 1998 from $9.5 million for the three months ended December 31, 1997. Operating margin during this period decreased to 5.7% from 6.7%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. An increase in selling, general and administrative costs attributable to software integration and business development contributed to the decline in income from operations.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED
  DECEMBER 31, 1997

  REVENUES

    The Company's revenues decreased by approximately 26%, or $71.6 million, to $204.9 million for the six months ended December 31, 1998 from $276.5 million for the six months ended December 31, 1997. Butadiene sales revenues decreased approximately 27% as a result of lower sales prices partially offset by higher sales volumes. Butadiene sales prices have dropped significantly as compared to the prior year due to an oversupply of imported product in the market. MTBE sales revenues decreased approximately 25% as a result of lower sales prices as compared to the prior year partially offset by higher sales volumes. MTBE prices are significantly lower as a result of its relationship to gasoline and crude oil prices. N-butylene sale revenues also decreased over the prior year due to lower sales prices and lower sales volumes. Specialty isobutylene sales revenues decreased due to lower sales volumes of isobutylene concentrate, which was partially offset by higher sales volumes of high purity isobutylene and diisobutylene. Sales volumes of isobutylene concentrate were lower due to a planned outage at one of the Company's major customers. Improvements in high purity isobutylene and diisobutylene sales volume is attributable to customer demand.

    GROSS PROFIT

    Gross profit decreased by approximately 21%, or $5.4 million, to $19.8 million for the six months ended December 31, 1998 from $25.2 million for the six months ended December 31, 1997. Gross margin during this period increased to 9.7% from 9.1%. This decrease in gross profit was primarily attributable to lower MTBE margins and lower sales volumes of specialty isobutylenes. During the current period, despite lower butadiene sales prices, the Company's margin increased due to lower spot crude butadiene prices. MTBE margins were lower as compared to the prior year due to lower sales prices, however a portion of the price decline was offset by lower feedstock costs.

  INCOME FROM OPERATIONS

    Income from operations decreased by approximately 29%, or $6.3 million, to $15.7 million for the six months ended December 31, 1998 from $22.0 million for the six months ended December 31, 1997. Operating margin during this period decreased to 7.7% from 7.9%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. An increase in selling, general and administrative costs attributable to software integration and business development contributed to the decline in income from operations.


LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE SIX MONTHS ENDED
  DECEMBER 31, 1997

    Net cash provided by operating activities was $11.0 million for the six months ended December 31, 1998 compared to $21.7 million for the six months ended December 31, 1997. The decrease of $10.7 million was attributable to decreased net income and increases in working capital. Net cash used in investing activities was $9.7 million for the six months ended December 31, 1998 compared to $3.4 million for the six months ended December 31, 1997. The increase of $6.3 million was attributable to increased capital expenditures. Net cash used in financing activities was $2.0 million for the six months ended December 31, 1998 compared to $18.3 million for the six months ended December 31, 1997. The decrease of $16.3 million was attributable to the change in bank overdraft and lower repayments of long-term debt and the revolver.


  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $12.6 million was in use at December 31, 1998, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the six months ended December 31, 1998, $3.9 million of this amount was paid to eligible participants and the remaining $13.7 million will be made in future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the six months ended December 31, 1998 were $10.8 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


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

YEAR 2000 CONVERSION

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. As such, the Company has taken steps to identify areas of risk and has begun addressing these issues. The Company is currently in the process of installing an upgraded information technology (IT) system and anticipates that it will be fully implemented by mid calendar year 1999. The Company made the decision to upgrade its IT system prior to concerns surrounding the year 2000. Management believes the full implementation of this IT system will ensure the Company's financial systems are compliant with the year 2000. The Company is also evaluating its non-IT systems, consisting primarily of plant processing equipment, for year 2000 compliance. The Company has not fully quantified these areas but they are not expected to have a material impact on the Company's financial position, results of operations or cash flows. In addition to evaluating its own compliance with the year 2000, the Company is currently requesting all of its major customers and suppliers to supply it with a report of the status of their compliance. At this point, the Company has not received sufficient responses to determine its exposure to non-compliance by a third party. The Company is in the process of preparing a contingency plan for the year 2000.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended December 31, 1998.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TEXAS PETROCHEMICALS CORPORATION
                                            (Registrant)



Dated:  February 12, 1999          By: /s/ CARL S. STUTTS
                                            (Signature)
                                            Carl S. Stutts
                                       Vice President Finance and
                                          Corporate Development