Form 10-K405
period 1993-06-30
TEXAS PETROCHEMICALS CORP
filed 1999-09-27
CIK 1020389

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

                       FOR FISCAL YEAR ENDED JUNE 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The number of shares of common stock of the registrant outstanding as of September 27, 1999 is 4,162,000.


================================================================================

                        TEXAS PETROCHEMICALS CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE

                                     PART I

Item 1. Business                                                         1

Item 2. Properties                                                       8

Item 3. Legal Proceedings                                                9

Item 4. Submission of Matters to a Vote of Security Holders              9

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters                                            10

Item 6. Selected Financial Data                                         10

Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11

Item7A. Quantitative and Qualitative Disclosures About Market Risks     18

Item 8. Financial Statements and Supplementary Data                     19

Item 9. Changes in and Disagreements With Accountants on Accounting     35
         and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant             35

Item 11. Executive Compensation                                         38

Item 12. Security Ownership of Certain Beneficial Owners and Management 39

Item 13. Certain Relationships and Related Transactions                 39

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K                                                   39

         Signatures                                                     41

                                     PART I

ITEM 1.  BUSINESS

    Texas Petrochemicals Corporation (the "Company") is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of MTBE in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

    On July 1, 1996 Texas Olefins Company, Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of Texas Petrochemical Holdings, Inc (the "Parent"). The closely held Parent was formed by a group of investors.

    The Company's principal executive offices are located at Three Riverway, Suite 1500, Houston, Texas 77056. The Company's telephone number is (713) 627-7474.

PRODUCTS

    Butadiene is the most widely used feedstock for synthetic rubber products and is also used in the manufacture of engineered plastics, nylon fibers and other products. The Company sells butadiene to a stable customer base. As the second largest producer of butadiene in North America, the Company believes that many of its customers place significant value on its ability to provide a reliable domestic supply of butadiene and as a result have entered into long-term sales contracts with the Company.

    The Company extracts butadiene from crude butadiene, which is generated from the production of ethylene and is comprised of a number of valuable components, including butadiene, isobutylene, n-butylenes, isobutane and n-butane. Many U.S. ethylene producers rely on third parties such as the Company to process their crude butadiene streams, as the crude butadiene volumes they produce are not sufficient to justify the construction of on-site butadiene recovery facilities. The Company is the largest non-integrated crude butadiene processor in North America and as a result of its strategic importance to ethylene producers, the Company has been able to secure long-term supply contracts covering the majority of its crude butadiene requirements. Such contracts provide for a fixed profit based on the Company's selling prices for butadiene, and account for the relatively stable profitability of the Company's butadiene operations.

    MTBE is a motor gasoline blending stock which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline, and has been one of the fastest growing petrochemicals, in terms of volume, over the past fifteen years. MTBE is produced by reacting methanol and isobutylene. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. The U.S. Clean Air Act of 1990 requires the use of an "oxygenate" in gasoline sold in certain regions that are not in compliance with air quality standards. MTBE is the predominate oxygenate used in gasoline. However, as a result of incidents in which MTBE from gasoline has contaminated drinking water, the federal government and certain state governments are considering actions that could reduce or even eventually eliminate the use of MTBE in gasoline. There can be no assurance that these activities will not impact the Company's market for MTBE. A significant reduction in the demand for MTBE could have a material adverse effect on the Company's financial condition or results of operations. See "Environmental Regulation" section for a further discussion of MTBE.

    The Company is the leading producer of chemical grade n-butylenes and specialty isobutylenes in North America. In recent years, the Company has increased its sales of these products by increasing its market share in polyolefin applications and the development of new end-use applications. Butene-1 is used as a comonomer in the production of high-density polyethylene ("HDPE") and linear low-density polyethylene ("LLDPE"). Both HDPE and LLDPE are raw materials for the production of trash bags, film wrap, pipe and plastic containers. Butene-1 is also used to produce butylene oxide, a key component of detergent additive packages used in many gasoline formulations. Butene-2 is recovered as part of the crude butadiene stream that remains after extraction of butadiene, isobutylene and butene-1. The Company sells purified butene-2 primarily for use in the production of coatings and plasticizers. Lower purity butene-2 is sold as a gasoline feedstock.

    High purity isobutylene is used in the production of butyl rubber, which is used to produce tires and in specialty chemical applications such as in the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. The Company is currently the largest domestic merchant supplier of high purity isobutylene to the chemical market. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S.
producer of diisobutylene.

    The Company's principal feedstocks are crude butadiene, isobutane and methanol. One of the Company's intermediate products, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

COMPANY STRATEGY

    The Company believes that it has become an industry leader in the production of the majority of its products by capitalizing on its production flexibility, its ability to add significant cost effective, incremental capacity across its product lines, the marketing experience of its management team, its competitive cost position and its customer focus. The Company's strategy is to strengthen its established presence in its selected markets by focusing on the following factors:

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

    RESPOND TO FAVORABLE INDUSTRY DYNAMICS The Company's production flexibility and its ability to add low-cost capacity are crucial to its capitalizing on market opportunities. The U.S. supply of crude butadiene is increasing in line with domestic ethylene production, although it is currently insufficient to meet U.S. demand. Industry operating rates are expected to remain at current high levels as the increase in domestic crude butadiene production is expected to replace imports with butadiene demand remaining strong in support of derivative businesses.

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

    Certain of the Company's largest customers account for a significant percentage of the Company's sales of particular products. The Company had two customers, which represented 11% and 14% of sales during the year ended June 30, 1999, 13% and 15% of sales during the year ended

June 30, 1998, and 11% and 17% of sales during the year ended June 30, 1997. Although the Company believes its relationships with its largest customers are good, the loss of a significant customer or a number of significant customers would have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

    Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the U.S. has allowed it to secure supply arrangements for crude butadiene that provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Secondly, the Company's flexible production processes enable it to take advantage of increases in demand for its products at a lower cost than its competitors, thus allowing the Company to meet its customers' needs through the most economic processes.

PATENTS AND LICENSES

    The Company presently owns, controls or holds right to approximately 21 patents and seeks patent protection for its proprietary processes where feasible to do so.

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

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur material remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations. If the Company were to be required to incur such costs, however, management believes that such costs would not have a material adverse effect on the Company's results of operations. In addition, under the terms of the 1984 purchase agreement, the prior owner of the Houston facility, Petro-Tex, has indemnified the Company for liability arising from off-site disposal of any materials prior to June 1984. Notwithstanding the terms of the indemnity, in July 1994 Petro-Tex filed a claim for indemnity against the Company for any costs that may be attributable to Petro-Tex for the cleanup of the Malone Service Company ("Malone") site in Texas City, Texas. Petro-Tex and many other companies along the Gulf Coast allegedly sent wastes to the Malone site for disposal in the 1970s and possibly the early 1980s. Malone has been subject to several state enforcement actions regarding its waste disposal practices. It is not known whether the site will require remediation. The Company believes that it has meritorious defenses to Petro-Tex's claim and intends to contest the claim vigorously. Although no on-site contamination has been identified as requiring remediation, management believes that certain areas of the Houston facility were historically used for waste disposal. Based on limited, currently available information about these waste disposal areas and their contents, the Company believes that, if such remediation becomes necessary, any remediation costs would not have a material adverse effect on the Company's financial condition or results of operations. The Petro-Tex indemnity does not extend to these on-site waste disposal areas or their contents.

     The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Clean Air Act (CAA) and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations, which affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen, which are known as the Nitrogen Oxides Reasonably Available Control Technology rules ("NOx RACT Rules").

   The HON Rule requires additional controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethylformamide, benzene, styrene, acrylonitrile and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAP emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams. The Company expended $600,000 on wastewater collection and treatment systems over the past year to comply with the HON rule.

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

     The Company's Houston facility is located in Harris County, Texas, which has been designated as a non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which is expected to require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. To comply with the anticipated SIP, the Company installed new controls at a cost of approximately $7.8 million. The Company anticipates that the revised SIP may require certain additional emission reductions from the Company's facilities. Such reductions could require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The Company is unable to predict the cost of modifying its facilities to comply with any additional requirements that the revised SIP may impose.

   The Company has elected to participate in the CARE program sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. The Company expects to be required to commit to certain emission reductions in connection with the CARE program. Since the Company joined the CARE program, the Texas Legislature enacted Senate Bill 766 which provides incentives for grandfathered emissions sources to apply for a voluntary emissions reduction permit instead of remaining grandfathered. In particular, grandfathered sources are invited to apply for a permit prior to September 1, 2001 that can establish less stringent or deferred emissions controls for facilities than are provided under permits for new emissions sources. Failure to apply for and obtain a permit will result in emissions fees that will treble annually until a grandfathered facility applies for a permit. The Texas Natural Resource Conservation Commission is currently developing rules to implement the requirements of Senate Bill 766. The Company will evaluate and pursue available options with respect to its grandfathered emissions sources that allow the Company to meet applicable air emissions requirements in a cost-effective manner. Measures likely to be required as part of the CARE program and/or Senate Bill 766 implementation are not anticipated to have a materially adverse impact on the Company or its operations.

     Section 112 of the CAA requires prevention of accidental releases of certain listed extremely hazardous substances. The EPA's rules implementing portions of Section 112, which were signed by the EPA Administrator on May 24, 1996, required the Company to conduct a hazards assessment and develop a risk management plan by June 1999. The Company completed the plan and filed it with the appropriate agencies in a timely manner.

     The regulations under Title V of the CAA will require a facility-wide inventory of emissions, sources and the air pollution control requirements applicable to those sources. The Company is in the process of compiling the required inventory. In connection with the Title V program, the Company may be required to upgrade its on-going monitoring program once it has received its operating permit. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with requirements identified through the facility-wide Title V permit process. These anticipated commitments are not expected to have a materially adverse impact on the Company's operations.

     The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal and state environmental, health and safety regulations. The Company does not believe that, when properly managed, these materials pose a hazard to the health of Company employees. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are removed or encapsulated by a certified contractor.

     The wastewater treatment system for the Houston facility is 75% owned by the Company and 25% owned by Bayer Corporation ("Bayer"), the owner of an adjacent facility. Bayer has closed its facility, and the Company now operates the treatment system. The federal and state discharge permits are held jointly by the Company and Bayer. As a result of the change in operator the Company has applied for new discharge permits for the wastewater treatment system. The Company believes that the system has sufficient capacity for the Company's projected needs.

    The Company has completed the first phase of its work on its storm water discharge system. An engineering study is under way to determine whether additional work will be required. The Company has completed installation of noise barriers for certain equipment.

     The terminals in Baytown and Lake Charles are subject to many of the same or similar environmental laws and regulations as are applicable at the Houston facility. Management believes that the terminals are in substantial compliance with these requirements and that no significant expenditures will be required at these facilities to allow them to continue to comply with such laws and regulations.

   The EPA has determined that butadiene is a probable human carcinogen. Effective February 1997, the Occupational Safety and Health Administration lowered the employee permissible exposure limit ("PEL") over an 8-hour time-weighted average for butadiene from 1000 parts per million ("ppm") to 1 ppm. The Company has conducted employee exposure monitoring and believes that it currently meets the PEL at most of its operations. For some operations, the Company anticipates employees will need to use respirators and that additional emission controls may be necessary. The Company does not expect that the current health concerns regarding butadiene will have a material adverse effect on the Company's financial condition or results of operations, although no assurance can be given that future studies will not result in more stringent regulation of butadiene.

MTBE ENVIRONMENTAL AND MARKET ISSUES

   The possibly adverse effects of MTBE on health and the environment has become a statewide concern in California because MTBE has appeared in certain drinking water wells. It is believed that this is the result of leaks from older underground gasoline storage tanks and pipelines.

     In addition, certain bodies of water have shown the presence of MTBE. A typical source of MTBE in these bodies is the operation of two-cycle outboard motors, which do not fully combust gasoline. Certain regulatory bodies are considering imposing limitations on the use of two-cycle outboard motors in bodies of water that are also used as sources of drinking water.

   In California, the legislature required the state Department of Health Services (DHS) to assess MTBE and to set the maximum permissible levels of MTBE in drinking water in 1999. The levels are referred to as the primary and secondary maximum contaminant levels (MCLs). Secondary MCLs or secondary drinking water standards apply to chemicals in public drinking water that may adversely affect the taste, odor, or appearance of the water, and may cause people served by the public water system to discontinue its use. In January 1999, the DHS adopted 5 parts per billion (ppb) as the California secondary MCL for MTBE based upon the aesthetic factors alone.

   The primary MCL for MTBE in California is pending in the regulatory process at this time. The DHS has proposed 13 ppb as the primary MCL for MTBE. It will accept public comments on the proposal through November 1, 1999. It is unknown at this time whether the proposed primary MCL would be adopted as the applicable standard in California or when it would become effective. The DHS is authorized to modify the proposed primary MCL for MTBE in response to public comments. The primary MCL for MTBE is based upon the public health goal (PHG) for MTBE, and the technical feasibility and costs associated with compliance. Notably, however, a public health goal of 13 ppb for MTBE was set by the California Office of Environmental Health Hazard Assessment (OEHHA) in March 1999 based exclusively on public health considerations. PHGs represent the level of chemicals in drinking water that would pose no significant health risks to individuals, and are non-mandatory goals. Until a primary MCL is adopted, the DHS will enforce the action level of 13 ppb for MTBE in lieu of the former level of 35 ppb set in 1991. If MTBE is found in a drinking water supply at levels exceeding 13 ppb, it is expected that the DHS will require treatment for the removal of MTBE from the water system to attain compliance.

   On March 25, 1999, California Governor Gray Davis declared that, "on balance, there is a significant risk to the environment from using (MTBE) in gasoline in California," and issued an executive order calling for the removal of MTBE from gasoline at the earliest possible date and no later than December 31, 2002. Governor Davis also mandated state agencies to conduct an environmental analysis and evaluation of ethanol as a possible substitute for MTBE and to seek relief from the requirement of the CAA to use oxygenates in gasoline in certain areas of the state. In September 1999, several bills codifying the Executive Order were before the California legislature. Senate Bill 192 would prohibit the sale of gasoline containing MTBE on or after January 1, 2003. The bill would also require the State Energy Resources Conservation and Development Commission to report to the legislature the amount of MTBE used in gasoline in California by refineries on a quarterly basis. Senate Bill 989 would require various state agencies to develop guidelines for the investigation, remediation, and clean up of MTBE in ground water. The bill would authorize the California Environmental Protection Agency to prohibit the use of MTBE in motor vehicle fuel before December 31, 2002, on a sub-regional basis in the Bay Area Air Basin, or in any other air basin in the state.

   Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the predominate oxygenate used, a panel appointed by the EPA has issued a report calling for the reduction in the use of MTBE in gasoline. No assurance can be given that actions will not be taken to restrict or prohibit the use of MTBE in certain areas of the country or to remove the oxygenate requirement from the CAA. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

EMPLOYEES
     As of June 30, 1999, the Company had approximately 308 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 116 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD
     The Company maintains one of the best workman's compensation records in Texas, equivalent to most clerical operations. Over the last five years, the Company has not experienced a lost time injury at the Houston Plant Site. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained, 75-member volunteer emergency response team.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Not applicable


ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data for the Company set forth below for the three years ended June 30, 1999, the one month period ended June 30, 1996, the twelve months ended May 31, 1996 and the year ended May 31, 1995 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                              PREDECESSOR                       COMPANY
                                     -------------------------------  ----------------------------
                                                 TWELVE      ONE
                                       YEAR      MONTHS     MONTH
                                      ENDED      ENDED      ENDED
                                      MAY 31,    MAY 31,    JUNE 30,       YEAR ENDED JUNE 30,
                                     ---------  ---------  ---------  ----------------------------
                                       1995       1996       1996      1997      1998      1999(1)
                                      -------    -------    -------   -------   -------    -------
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:

Revenues ..........................   $ 474.7    $ 455.6   $  41.4   $ 490.2    $ 514.8    $ 448.2

Income from operations ............      47.5       42.0       2.4      18.3       37.4       38.7

Interest expense (income) .........      (0.7)       1.6       0.1      35.2       35.7       34.0

Net income (loss)(2) ..............      32.5       16.7       1.2     (12.7)      (1.4)       1.4

Loss per common share
      Before extraordinary loss ...      --         --        --     $ (2.71)   $ (0.34)   $  0.34
      Extraordinary loss ..........      --         --        --       (0.35)      --         --
                                                                     -------    -------    -------
                                                                     $ (3.06)   $ (0.34)   $  0.34
                                                                     =======    =======    =======

BALANCE SHEET DATA (AT PERIOD END):

Total assets ......................   $ 230.7               $ 167.9   $ 521.1   $ 496.8    $ 482.4

Long-term debt ....................      --                    13.0     317.7     310.8      293.5

----------
(1)In January 1999, the estimated useful live of certain plant assets were increased from 10 to 15 years. This change was accounted for as a change in accounting estimate and resulted in a $4.2 million decrease in depreciation expense.
(2)Net income (loss) for the twelve months ended May 31, 1996 includes a non-recurring charge for the impairment of investment in land of $12.6 million, with and associated income tax benefit of $4.7 million. Net loss for the year ended June 30, 1997 includes an extaordinary loss of $1.5 million for early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials), and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE over the past 10 years. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate product produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions. See "Environmental Regulation" section for a further discussion of MTBE.



REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold.


REVENUES

                                       YEAR ENDED JUNE 30,
                         ---------------------------------------------
                              1997            1998            1999
                         -------------   -------------   -------------
                                    (DOLLARS IN MILLIONS)

Butadiene ............   $130.9    27%   $135.0    26%   $ 98.2    22%
MTBE .................    230.3    47     235.4    46     229.3    51
n-Butylenes ..........     49.4    10      55.2    11      45.2    10
Specialty Isobutylenes     62.3    13      73.7    14      62.7    14
Other(1) .............     17.3     3      15.5     3      12.8     3
                         ------   ---    ------   ---    ------   ---
Total ................   $490.2   100%   $514.8   100%   $448.2   100%
                         ======   ===    ======   ===    ======   ===





----------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES

                                       YEAR ENDED JUNE 30,
                              -------------------------------------
                                 1997         1998          1999
                              -----------  -----------  -----------
                            (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)

Butadiene                        750.3        822.0        821.1
MTBE(1)                          274.1        300.4        376.9
n-Butylenes                      266.4        320.4        317.5
Specialty Isobutylenes           275.7        369.7        330.9
----------
(1)Volumes in millions of gallons. Includes 98.5 million, and 15.0 million gallons finished MTBE purchased for resale for the years ended June 30, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                                    YEAR ENDED JUNE 30,
                                      ---------------------------------------------
                                          1997            1998            1999
                                      -------------   -------------   -------------
                                                  (DOLLARS IN MILLIONS)

Revenues ..........................   $490.2   100%   $514.8   100%   $448.2   100%
Cost of goods sold ................    436.3    89     438.7    85     374.4    84
Non-cash ESOP compensation ........     --     --       --     --        0.4   --
Depreciation and amortization .....     29.8     6      31.8     6      26.8     6
                                      ------   ---    ------   ---    ------   ---
       Gross profit ...............     24.1     5      44.3     9      46.6    10
Selling, general and
  administrative ..................      5.8     1       6.9     2       7.9     2
                                      ------   ---    ------   ---    ------   ---
       Income from operations .....   $ 18.3     4%   $ 37.4     7%   $ 38.7     8%
                                      ======   ===    ======   ===    ======   ===

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

REVENUES

    The Company's revenues decreased by approximately 13%, or $66.6 million, to $448.2 million for the year ended June 30, 1999 from $514.8 million for the year ended June 30, 1998. The decrease was primarily due to lower product sales prices, which was partially offset by higher sales volumes.

    Butadiene revenues decreased by approximately 27%, or $36.8 million, to $98.2 million for the year ended June 30, 1999 from $135.0 million for the year ended June 30, 1998. The decrease was attributable to a decrease in sales prices. Excess supply and imports of butadiene into the U.S. market contributed to lower prices. Sales volumes remained stable over the prior year.

    MTBE revenues decreased by approximately 3%, or $6.1 million, to $229.3 million for the year ended June 30, 1999 from $235.4 million for the year ended June 30, 1998. The decrease was due to lower sales prices, which was partially offset by higher sales volumes. MTBE prices were lower in the current year due to the lower unleaded gasoline and crude oil prices. Sales volumes increased over the prior year due to purchases of finished MTBE for resale.

    n-Butylenes revenues decreased by approximately 18%, or $10.0 million, to $45.2 million for the year ended June 30, 1999 from $55.2 million for the year ended June 30, 1998. n-Butylene sales revenue decreased due to lower sales prices during most of the fiscal year. Sales volumes of butene-1 and butene-2 were relatively unchanged as compared to the prior year.

    Specialty isobutylene revenues decreased by approximately 15%, or $11.0 million, to $62.7 million for the year ended June 30, 1999 from $73.7 million for the year ended June 30, 1998. The decrease was due to lower sales prices of all of the Company's specialty products and lower sales volumes of isobutylene concentrate. Isobutylene concentrate sales volumes were lower due to a planned turnaround by one of the company's customers during the first half of the fiscal year.

  GROSS PROFIT

    Gross profit increased by approximately 5%, or $2.3 million, to $46.6 million for the year ended June 30, 1999 from $44.3 million for the year ended June 30, 1998. Gross margin during the period increased to 10.4% from 8.6%. The gross profit increase was primarily due to a change in accounting estimate, which reduced depreciation expense by $4.2 million during the current year. In January 1999, the depreciable lives of a certain plant assets were increased from 10 years to 15 years. With this adjustment excluded, gross margin would have decreased by $1.9 million over the prior year. The decrease is attributable to lower MTBE margins caused by a smaller spread between sales prices and raw materials. The decrease in MTBE margins was partially offset by improved margins in butadiene, specialty isobutylenes and reductions in operating costs.

  INCOME FROM OPERATIONS

    Income from operations increased by approximately 3%, or $1.3 million, to $38.7 million for the year ended June 30, 1999 from $37.4 million for the year ended June 30, 1998. Operating margin during this period increased to 8.6% from 7.3%. The increase in income from operations was primarily due to the same factors contributing the increase in gross profit described above, partially offset by an increase in selling, general and administrative expenses. This increase was associated with increased MTBE advocacy costs, software integration costs and business development activity in the current year.


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

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

    Net cash provided by operating activities was $34.2 million for the year ended June 30, 1999 compared to $34.9 million for the year ended June 30, 1998. The decrease of $0.7 million was primarily attributable to lower profitability levels offset by changes in working capital. Net cash used in investing activities was $12.9 million for the year ended June 30, 1999 compared to $11.2 million for the year ended June 30, 1998. The increase of $1.7 million was primarily attributable to an increase in capital expenditures during the current year. Net cash used in financing activities was $22.1 million for the year ended June 30, 1999 compared to $22.9 million for the year ended June 30, 1998. The decrease of $0.8 million was primarily attributable to the net change in bank overdraft and reduction in the outstanding revolving line of credit.

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

  LIQUIDITY

    On July 1, 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006 and borrowed $140 million under a Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of the Company. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $2 million was in use at June 30, 1999, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow under the Revolving Credit Facility is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

    In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1999 LIBOR rates were set at 5.22%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering subs substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. During the year ended June 30, 1999, $7.8 million of this amount was paid to eligible participants and the remaining $9.8 million will be made in five equal future quarterly installments.

  CAPITAL EXPENDITURES

    The Company's capital expenditures for fiscal 1999 related principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for year ended June 30, 1999 were $14.4 million, compared to $12.5 million for the year ended June 30, 1998. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 132 with no material revisions to the disclosures in the financial statements. The Company has entered into interest rate swap and cap agreements, and may have entered into other types of contracts, which are included in the scope of SFAS No. 133. The Company will analyze SFAS No. 133 to determine what effect it will have on the Company's future financial statements and disclosures. In June 1999, SFAS No. 137 was issued to delay the required effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

YEAR 2000

    The Company has recognized the need to ensure that its systems, equipment and operations will not be adversely impacted by the change to the calendar year 2000. The issues arise from computer programs, computer equipment and other equipment with embedded chips or processors that use two digits rather than four to designate the year. Date-sensitive computer operations may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failures or miscalculations, which could potentially cause operational disruptions.

    In preparation the Company has established a Steering Committee composed of members of all functional groups of the organization to address these issues. This committee is responsible for prioritizing the Company's efforts and ensuring that the appropriate resources both internal and external have been dedicated to the project. The committee's assessment was focused on those areas, which were considered high-risk critical business processes. The assessment and future progress has been based on the following categories including plant automation and process control, client server, desktop, communications, enterprise infrastructure and overall readiness. The Company's overall readiness expressed as a percentage of completion as of September 15, 1999 is approximately 95%. The total estimated spending for all categories is expected to range from $15 to $16 million. The majority of these costs relate to capital investments made in automating our plant production processes and in upgrading our financial accounting systems.

    The Company believes that all significant systems controlled by the Company will be Year 2000 ready in the last half of calendar 1999. The Company's operations are dependent upon third parties for continuous supply of raw materials, natural gas, transportation and storage. While the Company has attempted to obtain an assessment of the readiness of these third parties, there can be no assurance that all third parties will have their systems ready. The Company is developing contingency plans to be implemented prior to end of calendar 1999. These contingency plans are being developed to avoid any material interruption of our core business operations. These plans include alternative operating procedures and appropriate staffing on critical dates.

     The Company believes that it has taken all of the appropriate steps to prevent any Year 2000 issues from arising. However, there can be no assurances that all internal and third party systems will operate as expected into calendar year 2000 and beyond. The failure of any such systems could have a material impact on the operation of the Company's production facilities and cause a general business interruption. The Company is unable to determine what the impact on the financial results of the Company could be from such failure.

ALL STATEMENTS REGARDING YEAR 2000 MATTERS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K ARE "YEAR 2000 READINESS DISCLOSURES" WITHIN THE MEANING OF THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


    The Company has a credit facility and interest rate swap agreements, which subject the Company to the risk of loss associated with movements in market interest rates. As of June 30, 1999 the Company has $65.4 million of floating rate obligations under the credit facility. A 1% increase in interest rates could result in a $0.7 million increase in annual interest expense. The Company also has a swap agreement for $125 million of its Senior Subordinated Notes. The swap converts this amount of the fixed rate obligations to floating if LIBOR rates exceed 6.75%. If LIBOR rates were to exceed this level a 1% increase in interest rates could result in a $1.3 million increase in annual interest expense. As of June 30, 1999 LIBOR rates were set at 5.22%.

    The Company's exposure to foreign currency market risk is minimal since sales prices are typically denominated in US dollars. The Company's exposure to changing commodity prices is also minimal since substantially all raw material acquisitions and finished goods sales prices are generally at posted or market related prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE

Reports of Independent Auditors                                          20

Financial Statements

    Consolidated Balance Sheet                                           21

    Consolidated Statement of Operations                                 22

    Consolidated Statement of Stockholder's Equity                       23

    Consolidated Statement of Cash Flows                                 24

    Notes to Consolidated Financial Statements                           25

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemicals Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Petrochemicals Corporation and subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years ended June 30, 1999, in conformity with generally accepted accounting principles.

                                                  DELOITTE & TOUCHE LLP

Houston, Texas
August 6, 1999

                        TEXAS PETROCHEMICALS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                  (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                     JUNE 30,
                                                              ----------------------
                                                                 1999         1998
                                                              ---------    ---------
               ASSETS

Current assets:
    Cash and cash equivalents .............................   $     103    $     956
    Accounts receivable - trade ...........................      40,220       45,298
Inventories ...............................................      19,973       17,210
    Other current assets ..................................      18,624       13,636
                                                              ---------    ---------
       Total current assets ...............................      78,920       77,100

Property, plant and equipment, net ........................     219,706      227,217
Investments in land held for sale .........................       2,058        2,579
Investment in and advances to limited partnership .........       2,820        3,035
Goodwill, net of accumulated amortization
  of $14,925 and $10,342 ..................................     169,560      174,143
Other assets, net .........................................       9,374       12,679
                                                              ---------    ---------
       Total assets .......................................   $ 482,438    $ 496,753
                                                              =========    =========

    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Bank overdraft ........................................   $     874    $    --
    Accounts payable - trade ..............................      38,992       28,000
    Payable to Parent .....................................       1,987        2,850
    Accrued expenses ......................................      17,228       18,868
    Current portion of cash bonus plan liability ..........       7,811        7,811
    Current portion of long-term debt .....................       7,465        6,982
                                                              ---------    ---------
       Total current liabilities ..........................      74,357       64,511

Revolving line of credit ..................................       2,000       12,000
Long-term debt ............................................     284,073      291,856
Cash bonus plan liability .................................       1,959        9,766
Deferred income taxes .....................................      60,531       62,941

Commitments and contingencies (Note 8)

Stockholder's equity:
    Common stock, $1 par value, 4,162,000 shares authorized
      and outstanding .....................................       4,162        4,162
    Additional paid in capital ............................      72,050       71,643
    Accumulated deficit ...................................     (12,694)     (14,126)
    Note receivable from ESOP .............................      (4,000)      (6,000)
                                                              ---------    ---------
       Total stockholder's equity .........................      59,518       55,679
                                                              ---------    ---------
         Total liabilities and stockholder's equity .......   $ 482,438    $ 496,753
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                           YEAR ENDED JUNE 30,
                                                -----------------------------------------
                                                   1999           1998           1997
                                                -----------    -----------    -----------
Revenues ....................................   $   448,155    $   514,790    $   490,246
Cost of goods sold ..........................       374,401        438,725        436,339
Non-cash ESOP compensation ..................           407           --             --
Depreciation and amortization ...............        26,784         31,787         29,876
                                                -----------    -----------    -----------
  Gross profit ..............................        46,563         44,278         24,031

Selling, general and administrative
  expenses ..................................         7,916          6,888          5,760
      Income from operations ................        38,647         37,390         18,271

Interest expense ............................        33,953         35,720         35,157

Other income (expense)
  Loss on disposal of assets and
     investment securities, net .............           (44)          (436)          --
  Other, net ................................         1,320            993          2,271
                                                -----------    -----------    -----------
                                                      1,276            557          2,271
                                                -----------    -----------    -----------
      Income (loss) before income taxes and
       extraordinary loss ...................         5,970          2,227        (14,615)

Provision (benefit) for income taxes ........         4,538          3,624         (3,342)
                                                -----------    -----------    -----------

      Income (loss) before extraordinary loss         1,432         (1,397)       (11,273)

Extraordinary loss from early extinguishment
  of debt, net of tax benefit of $784 .......          --             --            1,456
                                                -----------    -----------    -----------


      Net income (loss) .....................   $     1,432    $    (1,397)   $   (12,729)
                                                ===========    ===========    ===========


Basic and diluted income (loss)
  per common share:
     Before extraordinary loss ..............   $      0.34    $     (0.34)   $     (2.71)
     Extraordinary loss .....................          --             --             (.35)
                                                -----------    -----------    -----------
                                                $      0.34    $     (0.34)   $     (3.06)
                                                ===========    ===========    ===========

Weighted average shares outstanding .........     4,162,000      4,162,000      4,162,000
                                                ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                            (IN THOUSANDS OF DOLLARS)

                                                                    UNREALIZED
                                           ADDITIONAL     NOTE       EARNINGS
                                 COMMON     PAID IN    RECEIVABLE (ACCUMULATED)
                                 STOCK      CAPITAL    FROM ESOP   (DEFICIT)     TOTAL
                               --------    --------    --------    --------    --------
Opening Balance July 1, 1996   $  4,162    $ 71,643    $(10,000)       --        65,805
Net loss ...................                                        (12,729)    (12,729)
Reduction in ESOP Note .....                              2,000                   2,000
                               --------    --------    --------    --------    --------
Balance, June 30, 1997 .....      4,162      71,643      (8,000)    (12,729)     55,076
Net loss ...................                                         (1,397)     (1,397)
Reduction in ESOP Note .....                              2,000
                               --------    --------    --------    --------    --------
Balance June 30, 1998 ......      4,162      71,643      (6,000)    (14,126)     55,679
Net income .................                                          1,432       1,432
Non-cash ESOP compensation .                    407                                 407
Reduction in ESOP Note .....                              2,000                   2,000
                               --------    --------    --------    --------    --------
Balance June 30, 1999 ......   $  4,162    $ 72,050    $ (4,000)   $(12,694)   $ 59,518
                               ========    ========    ========    ========    ========

            See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                          YEAR ENDED JUNE 30,
                                                                   1999         1998         1997
                                                                 ---------    ---------    ---------
Cash flows from operating activities:
    Net income (loss) ........................................   $   1,432    $  (1,397)   $ (12,729)
    Adjustments to reconcile net income (loss)
       to cash flow from operating activities:
    Extraordinary loss .......................................        --           --          1,456
    Depreciation of fixed assets .............................      21,924       25,208       24,810
    Amortization of intangibles ..............................       4,860        6,759        5,066
    Amortization of debt issue costs and deferred premium ....       1,159        1,089        1,435
    Deferred income taxes ....................................      (1,460)      (1,680)      (2,897)
    Earnings from limited partnership ........................        (775)        (476)        (670)
    Non-cash ESOP expense ....................................         407         --           --
    Change in:
        Accounts receivable ..................................       5,078         (636)      (9,382)
        Inventories ..........................................      (2,763)         716       (5,993)
        Other assets .........................................      (4,183)       1,843       (4,906)
        Accounts payable, accrueds and other .................       8,489        3,661        2,051
                                                                 ---------    ---------    ---------
           Net cash provided by (used in) operating activities      34,168       34,907       (1,759)

Cash flows from investing activities:
    Capital expenditures .....................................     (14,413)     (12,466)      (7,634)
    Proceeds from asset sales ................................         477          871        4,754
    Acquisition of the Company, net of cash acquired .........        --           --       (366,277)
    Distribution received from partnership ...................         990          410          525
    Proceeds from sale of Predecessor assets .................        --           --         16,288
                                                                 ---------    ---------    ---------
           Net cash used in investing activities .............     (12,946)     (11,185)    (352,344)

Cash flows from financing activities:

    Bank overdraft ...........................................         874      (10,157)      10,157
    Net repayments on revolving line of credit ...............     (10,000)        --         (1,000)
    Proceeds from issuance of long-term debt .................        --          3,192      368,000
    Payments on long-term debt ...............................      (6,979)      (9,706)     (62,219)
    Cash bonus plan payments .................................      (7,807)      (7,807)      (9,406)
    Debt issuance and organizational costs ...................        (163)        (389)     (15,839)
    Investment by Parent .....................................        --           --         62,511
    Reduction in note receivable from ESOP ...................       2,000        2,000        2,000
                                                                 ---------    ---------    ---------
           Net cash provided by (used in) financing activities     (22,075)     (22,867)     354,204
                                                                 ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents .........        (853)         855          101

Cash and cash equivalents, beginning .........................         956          101         --
                                                                 ---------    ---------    ---------

Cash and cash equivalents, ending ............................   $     103    $     956    $     101
                                                                 =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

    On July 1, 1996, Texas Olefins Company, Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation (the "Company") becoming a 100% owned subsidiary of Texas Petrochemicals Holdings, Inc. (the "Parent"). In connection with the Acquisition, the Company issued $175 million of Senior Subordinated Notes due 2006 (the "Subordinated Notes") and borrowed $140 million under the Bank Credit Agreement.

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

    The Company through its facility in Houston, Texas is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements as of and for the three years ended June 30, 1999 include the accounts of Texas Petrochemicals Corporation and its wholly owned subsidiary, Texas Butylene Chemical Company, (collectively referred to as) the "Company".

CASH AND CASH EQUIVALENTS
    The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                        TEXAS PETROCHEMICALS CORPORATION

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

DEPRECIATION
    Depreciation of property, plant and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 31 years. In January 1999, the estimated useful lives of certain plant assets were increased from 10 years to 15 years based on engineering analysis. This change was accounted for as a change in accounting estimate and resulted in a $4.2 million decrease in depreciation expense for fiscal 1999.

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

INCOME TAXES
    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred taxes be provided at enacted tax rates on temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company's Parent files a consolidated federal tax return for all of its subsidiaries. The Parent's tax allocation policy provides for the Company to calculate its own provision on a "separate return basis" and amounts payable and/or receivable are reflected in intercompany accounts.

                        TEXAS PETROCHEMICALS CORPORATION

EMPLOYEE STOCK OWNERSHIP PLAN

    The balance of the note receivable from the Employee Stock Ownership Plan (See Note 9), is reported as a contra account in the stockholder's equity section of the balance sheet. The Company has recognized as non-cash ESOP compensation the increase in the fair value of the common stock for those shares allocated to participant's accounts with the corresponding offset credited to additional paid in capital.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1998, the FASB issued SFAS No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted the provisions of SFAS No. 132 with no material revisions to the disclosures in the financial statements. The Company has entered into interest rate swap and cap agreements, and may have entered into other types of contracts, which are included in the scope of SFAS No. 133. The Company will analyze SFAS No. 133 to determine what effect it will have on the Company's future financial statements and disclosures. In June 1999, SFAS No. 137 was issued to delay the required effective date of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

RECLASSIFICATIONS

    Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                            JUNE 30,
                                                       --------------------
                                                        1999         1998
                                                       -------      -------
Finished goods .............................           $10,594      $ 4,701
Raw materials ..............................             8,053       10,415
Chemicals and supplies .....................             1,326        2,094
                                                       -------      -------
                                                       $19,973      $17,210
                                                       =======      =======

                        TEXAS PETROCHEMICALS CORPORATION

OTHER CURRENT ASSETS:
                                                             JUNE 30,
                                                        -------------------
                                                         1999        1998
                                                        -------     -------
Catalyst Inventory ...........................          $ 7,463     $ 4,849
Deferred turnaround costs ....................            2,585       1,265
Prepaid and other ............................            8,576       7,522
                                                        -------     -------
                                                        $18,624     $13,636
                                                        =======     =======

PROPERTY, PLANT AND EQUIPMENT:

                                                               JUNE 30,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
Chemical plants ..................................       $277,117   $260,808
Construction in progress .........................          8,834     13,624
Other ............................................          5,202      2,308
                                                         --------   --------
                                                          291,153    276,740
Less accumulated depreciation, depletion
  and amortization ...............................         71,447     49,523
                                                         --------   --------
                                                         $219,706   $227,217
                                                         ========   ========

ACCRUED EXPENSES:

                                                              JUNE 30,
                                                         ------------------
                                                          1999       1998
                                                         -------    -------
Accrued interest ...............................         $13,893    $14,581
Property and sales taxes .......................           1,995      2,836
Federal and state income taxes .................             744        710
Other ..........................................             596        741
                                                         -------    -------
                                                         $17,228    $18,868
                                                         =======    =======

4.  LONG-TERM DEBT

                                                             JUNE 30,
                                                       ---------------------
                                                         1999         1998
                                                       --------     --------
Bank Credit Agreement:
 Term A Loan .................................         $ 18,002     $ 21,003
 Term B Loan .................................           41,407       42,393
 ESOP Loan ...................................            4,000        6,000
 Revolving Credit Loans ......................            2,000       12,000
Senior Subordinated Notes ....................          225,000      225,000
Deferred premium on Senior
  Subordinated Notes .........................            2,250        2,571
Long-term financing ..........................              879        1,871
                                                       --------     --------
                                                        293,538      310,838
 Less current maturities .....................            7,465        6,982
                                                       --------     --------
 Long-term debt ..............................         $286,073     $303,856
                                                       ========     ========

                        TEXAS PETROCHEMICALS CORPORATION

    The Bank Credit Agreement originally provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.5% and 3% at June 30, 1999) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.5% at June 30, 1999). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

    The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $200 million and $244 million as of June 30, 1999 and 1998, respectively. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 1999 and 1998.

   In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 1999 LIBOR rates were set at 5.22%. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The principal amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term.

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

                        TEXAS PETROCHEMICALS CORPORATION

    The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

               FISCAL YEAR
               -----------
                  2000                                 $7,465
                  2001                                  7,486
                  2002                                  6,386
                  2003                                 20,302
                  2004                                 24,647

5.  FEDERAL AND STATE INCOME TAXES

    Significant components of the Company's deferred tax assets and liabilities at June 30, 1999 and June 30, 1998 are as follows (in thousands of dollars):

                                                                JUNE 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Deferred tax asset (liability) - current:
   Cash bonus plan .................................     $  2,756         2,756
   Turnaround costs ................................         (905)         (443)
   Other ...........................................         (537)          (49)
                                                         --------      --------
                                                         $  1,314      $  2,264
                                                         ========      ========
Deferred tax asset (liability) - noncurrent:
   Investment in land ..............................     $  4,828      $  4,813
   Cash bonus plan .................................          733         3,466
   Property, plant and equipment ...................      (65,872)      (71,000)
   Other ...........................................         (220)         (220)
                                                         --------      --------
                                                         $(60,531)     $(62,941)
                                                         ========      ========

    The current deferred tax asset is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousand of dollars):

                                                     YEAR ENDED JUNE 30,
                                              ---------------------------------
                                               1999         1998         1997
                                              -------      -------      -------
Current:
    Federal .............................     $ 5,296      $ 4,368      $  (508)
    State ...............................         702          936           63
                                              -------      -------      -------
                                                5,998        5,304         (445)
                                              -------      -------      -------
Deferred:
    Federal .............................      (1,460)      (1,680)      (2,897)
    State ...............................        --           --           --
                                              -------      -------      -------
                                               (1,460)      (1,680)      (2,897)
                                              -------      -------      -------
       Total provision (benefit)
         for income taxes ...............     $ 4,538      $ 3,624      $(3,342)
                                              =======      =======      =======

                        TEXAS PETROCHEMICALS CORPORATION

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income from continuing operations. The reasons for this difference are as follows:

                                               YEAR ENDED JUNE 30,
                                         ------------------------------
                                          1999       1998        1997
                                         -------    -------     -------
Statutory federal income tax rate ....        35%        35%        35%
Computed "expected" federal income tax $ 2,090 $ 779 $(5,115) Increase in tax resulting from:
    State income taxes, net of
      federal benefit ................       456        608         41
    Other, net .......................       388        328         22
    Amortization of goodwill and other     1,604      1,909      1,710
                                         -------    -------     -------
Provision (benefit) for income taxes     $ 4,538    $ 3,624    $(3,342)
                                         =======    =======     =======

6.  INVESTMENT IN AND ADVANCES TO LIMITED PARTNERSHIP

    The Company and Hollywood Marine, Inc. formed a limited partnership, Hollywood/Texas Petrochemicals, Ltd., to operate four barges capable of transporting chemicals. The Company is a 50% limited partner in the limited partnership. The Company accounts for this investment under the equity method and records its portion of the limited partnership's net income as other income in the accompanying statement of operations. Summarized financial information of the partnership has not been presented because the Company's investment in and its proportionate share of the partnership's operations are not material.

7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                         YEAR ENDED JUNE 30,
                                ------------------------------------
                                  1999          1998          1997
                                -------      ---------      --------

    Interest ................    $ 34,641     $  33,735      $ 20,600
    Income taxes ............       6,897         1,641           967

8.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company is reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.5 million, $0.8 million, $0.8 million, for the three years ended June 30, 1999, respectively.

                        TEXAS PETROCHEMICALS CORPORATION

       Total rent expense was approximately $4.6 million, $3.6 million and $3.9 million, (net of reimbursements described above and including $0.7 million, $0.7 million and $1.8 million for the rental of barges) for the three years ended June 30, 1999, respectively. Future minimum lease payments at June 30, 1999 are as follows (in thousands of dollars):

               FISCAL YEAR
               -----------
                  2000                         $ 3,918
                  2001                           3,614
                  2002                           2,450
                  2003                           1,360
                  2004                             270

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

                        TEXAS PETROCHEMICALS CORPORATION

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

9.  EMPLOYEE BENEFITS

PROFIT SHARING PLAN

     The Company has a noncontributory profit sharing plan that covers all full-time employees that have completed one year or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund which is matched by the Company at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was approximately $0.2 million for each of the three years ended June 30, 1999, respectively. Additionally, the Company made additional discretionary contributions to the plan, which amounted to approximately $2.0 million, $2.1 million and $1.1 million, for the three years ended June 30, 1999, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

   In connection with the Acquisition, the Parent established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the ESOP Loan is discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan is reported as compensation expense. Principal and interest payments made for the three years ended June 30, 1999 amounted to $2.4 million, $2.6 million and $2.7 million, respectively. As of June 30, 1999, 60,000 shares have been allocated to employees.

                        TEXAS PETROCHEMICALS CORPORATION

CASH BONUS PLAN LIABILITY

    In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who had contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount is to be paid in sixteen quarterly installments which began in October 1996.

10.  RELATED PARTY TRANSACTIONS
   In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development in the amount of $200,000 of which $21,024 remained outstanding as of June 30, 1999. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1999 and 1998 the Company made payments totaling $250,000 and $500,000, respectively, to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. The Chairman of the Company receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

11.  CONCENTRATION OF CREDIT RISK
     The Company sells its products primarily to chemical and petroleum based companies in North America. For the three years ended June 30, 1999 approximately 34%, 41% and 41%, respectively, of the Company's sales were to four customers. The Company had two customers, which represented 11% and 14% of sales during the year ended June 30, 1999, 13% and 15% of sales during the year ended June 30, 1998, and 11% and 17% of sales during the year ended June 30, 1997. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

   The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is minimal.

12.  FINANCIAL INSTRUMENTS
     At June 30, 1999 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 4), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable. The Company enters into certain derivative financial instruments as part of its interest rate risk management. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense.

   The fair value of derivative financial instruments are the amounts at which they could be settled base on estimates from dealers. As of June 30, 1999, the carrying amounts and estimated fair values of derivative financial instruments were not significant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one-year term or until such person's successor is duly elected and qualified.

                                                                           YEARS OF
                                                                       SERVICE WITH THE
                                                                          COMPANY
NAME                  AGE  POSITION                                 OR ITS PREDECESSORS
------------------    ---  --------                                 -------------------
Gordon A. Cain         87  Director                                           15
Hunter W. Henry Jr     71  Director                                            1
William R. Huff        49  Director                                            3
William A. McMinn      69  Director and Chairman                              15
Steve A. Nordaker      52  Director                                            2
Gary L. Rosenthal      50  Director                                            1
Susan O. Rheney        40  Director                                            3
John T. Shelton        68  Director                                           15
B. W. Waycaster        60  Director, President and Chief Executive Officer     7
Bill R. McNeese        65  Vice President, Operations                         11
H.E. Sebastian         55  Vice President, Marketing and Supply                1
Carl S. Stutts         52  Vice President, Finance and Corporate Development   1
Stephen R. Wright      51  Vice President, Secretary and General Counsel       3


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

      Mr. Henry has held various manufacturing and management positions in the Dow Chemical Company, including Vice President - Business Operations for Latin America, Vice President - Manufacturing Dow Badische, General Manager - Michigan Division, President - Dow Brazil, President - Dow USA and Executive Vice President of Dow Chemical Company (1982 - 1988). Mr. Henry was on Dow's board from 1979 to 1993 and has served on the Executive, Compensation, Health and Safety Committees and as Chairman of the Finance and Investment Policy Committee. Mr. Henry also served as Chairman of the Board of Dowell Schlumberger, 1985 - 1988.

      Mr. Huff has been President of the General Manager of WRH Partners, L.L.C., the General Partner of The Huff Alternative Income Fund, L.P. (the "Huff Fund") since 1994. He also has been President of one of the general managers of W.R. Huff Asset Management Co., L.L.C., an investment management firm, since 1984. Mr. Huff serves on the Board of Directors as the designee of the Huff Fund.

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

      Ms. Rheney has been a principal of The Sterling Group, Inc. since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of AXIA Group, Inc., and American Plumbing & Mechanical, Inc.

      Mr. Rosenthal has served as President of Heaney Rosenthal, Inc. which focuses on investment, acquisition and advice to various businesses since 1994, and as Chairman of the Board, President and CEO of AXIA Incorporated since 1998. Mr. Rosenthal previously served as Chairman of the Board (1990-1994) and CEO
(1994) of Wheatley TXT Corp.

      Mr. Shelton has been Vice Chairman of the Board, Executive Vice President and Chief Operations Officer of the Company since 1983. Prior thereto, Mr. Shelton held various positions in the chemicals industry including Vice President - Manufacturing of Oxirane Corporation and Manager -
Manufacturing/Engineering of Atlantic Richfield Company.

      Mr. Waycaster has been President and Chief Executive Officer of the Company since 1992. Prior thereto, Mr. Waycaster spent 27 years with The Dow Chemical Company and was serving as Vice President of the Hydrocarbons and Resources when he left to join the Company. Mr. Waycaster is a Board member of the Chemical Manufacturers Association, National Petrochemical and Refiners Association, and serves on the Advisory Board of ChemConnect, Inc..

      Mr. McNeese retired from the Company on July 1, 1999, and has been retained as a consultant. Mr. McNeese was the Vice President - Operations of the Company from 1992 - 1999. He joined the Company in 1986 and has held positions in manufacturing, production and utilities. From 1984 to 1986, Mr. McNeese served as General Manager- Operations and Engineering for Paktank Corporation. Prior thereto, Mr. McNeese held various positions in a number of Atlantic Richfield Company businesses. Mr. McNeese has 36 years of experience in the chemicals industry.

      Mr. Sebastian joined the Company in March 1998 as Vice President Marketing and Supply. Prior to joining the Company, he performed consulting activities in chemical and oil products marketing, operations and logistics, specializing in buying and selling physical assets and companies. Prior to that, he was Executive Vice President of Commonwealth Oil Refining Company and a Co-Founder of Arochem Corporation, both with refinery and petrochemical operations in Puerto Rico. He also brings extensive marketing and trading experience from Exxon Chemical Company and Phibro Energy.

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

ITEM 11.  EXECUTIVE COMPENSATION
     The following table sets forth the total value of compensation received by the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company for the three years ended June 30, 1999.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION         YEAR(1)    SALARY       BONUS
---------------------------         -------   --------     --------
B. W. Waycaster, President and
 Chief Executive Officer            1999     $ 300,000    $ 459,156
                                    1998       300,000      507,186
                                    1997       300,000      326,787

Stephen R. Wright, Vice
 President, Secretary and           1999     $ 180,000    $ 275,494
 General Counsel                    1998       180,000      281,138
                                    1997       165,000       50,104


Bill R. McNeese, Vice
 President, Operations              1999     $ 150,000    $ 229,579
                                    1998       150,000      236,251
                                    1997       148,500       63,869

H.E. Sebastian
 Vice President, Marketing
 and Supply                         1999     $ 175,000    $ 265,500
                                    1998        58,333       19,779



Carl S. Stutts, Vice President,
 Finance and Corporate Development  1999     $ 175,000    $ 267,841
                                    1998        41,761         -


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In June 1998 the Company made a loan to its Vice President, Finance and Corporate Development in the amount of $200,000 of which $21,024 remained outstanding as of June 30, 1999. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carries an interest rate of 7%. During fiscal 1999 and 1998 the Company made payments totaling $250,000 and $500,000, respectively, to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. The Chairman of the Company receives annual compensation of $150,000 for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Exhibits

       3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form S-4, File No. 333-11569).
       3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Form S-4, File No. 333-11569).
       4.1 Indenture dated as of July 1, 1996 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Senior Subordinated Notes due 2006, including the form of the Note (incorporated by reference to Exhibit 4.1 of Form S-4, File No. 333-11569).
       4.2 Indenture dated as of March 1, 1997 by and between the Company and Fleet National Bank, as Trustee, with respect to the 11 1/8% Series B Senior Subordinated Notes due 2006, including the form of Note (incorporated by reference to Exhibit 4.2 of Form S-4, File No. 333-24589).
       5.1 Opinion of Bracewell & Patterson as to the validity of the 11 1/8% Senior Subordinated Notes die 2006 and the validity of the 11 1/8% Series B Senior Subordinated Notes due 2006.

      10.1  Holdings' 1996 Stock Option Plan (incorporated by reference to
            Exhibit 10.1 of Form S-4, File No. 333-11569).

      10.2  TPC Employee Stock Ownership Plan (incorporated by reference to
            Exhibit 10.2 of Form S-4, file No. 333-11569).

      10.3 TPC Employee Stock Ownership Plan Trust Agreement (incorporated by reference to Exhibit 10.3 of Form S-4, File No. 333-11569).

      10.4 TPC Cash Bonus Plan (incorporated by reference to Exhibit 10.4 of Form S-4, File No. 333-11569).

      10.5 Security Agreement by and between Boatmen's Trust Company of Texas and the Company (incorporated by reference to Exhibit 10.5 of Form S-4, File No. 333-11569).

      10.6 TPC Profit Sharing Plan (incorporated by reference to Exhibit 10.6 of Form S-4, File No. 333-11569).

      10.7  Lease for Calcasieu Parish, Louisiana (incorporated by reference to
            Exhibit 10.7 of Form S-4, File No. 333-11569).

      10.8 Credit Agreement dated as of July 1, 1996 among the Company, Texas Commerce Bank, National Association, ABN AMRO North America, Inc., and The Bank of Nova Scotia (incorporated by reference to Exhibit
            10.8 of Form S-4, File No. 333-11569).

      10.9 Security Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.9 of Form S-4, File No. 333-11569).

      10.10 Pledge Agreement date as of July 1, 1996 by and between the Company and Texas Commerce Bank, National Association (incorporated by reference to Exhibit 10.10 of Form S-4, File No. 333-11569).

      10.11 Letter Agreement dated May 6, 1996 by and among The Sterling Group, Inc., Texas Petrochemical Holdings, Inc., TPC Holding, and the Company (incorporated by reference 10.11 of Form S-4, File No. 333-11569).

      10.12 Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.12 of Form S-4, File No. 333-11569).

      10.13 Form of Tax Sharing Agreement among Texas Petrochemical Holdings, Inc., TPC Holding, the Company and Texas Butylene Chemical Corporation (incorporated by reference to Exhibit 10.13 of Form S-4, File No. 333-11569).

      10.14 Employment Agreement with Bill W. Waycaster (incorporated by reference to Exhibit 10.14 of Form S-4, File No. 333-11569).

      10.15 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached.

      21 Subsidiaries of the Company (incorporated to Exhibit 21 of Form S-4, File No. 333-11569).

      25.1 Statement of Eligibility and Qualification on Form T-1 of Fleet National Bank as Trustee under the Indenture dated as of July 1, 1996 (incorporated by reference to Exhibit 25.1 of Form S-4, File No. 333-11569).

      25.2 Statement of Eligibility and Qualification on Form T-1 of Fleet National Bank as Trustee under the Indenture dated as of March 1, 1997 (incorporated by reference to Exhibit 25.2 of Form S-4, File No. 333-24589).

      27    Financial Data Schedule

(b) Financial Statement Schedules

    Not applicable

(c) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 27, 1999.

                                   TEXAS PETROCHEMICALS CORPORATION
                                             (Registrant)

                                   By: /s/ B.W. WAYCASTER
                                           B.W. Waycaster
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 27, 1999.

     /s/ WILLIAM A. MCMINN          Chairman
         William A. McMinn


      /s/ B.W. WAYCASTER            Director, President and Chief Executive
          B.W. Waycaster            Officer



      /s/ GORDON A. CAIN            Director
        Gordon A. Cain


    /s/ HUNTER W. HENRY JR.         Director
      Hunter W. Henry Jr.


      /s/ WILLIAM R. HUFF           Director
        William R. Huff


     /s/ STEVE A. NORDAKER          Director
       Steve A. Nordaker


      /s/ SUSAN O. RHENEY           Director
        Susan O. Rheney


     /s/ GARY L. ROSENTHAL          Director
       Gary L. Rosenthal


      /s/ JOHN T. SHELTON           Director
        John T. Shelton

      /s/ CARL S. STUTTS            Vice President, Finance and
        Carl S. Stutts              Corporate Development