Form 10-Q
period 2000-03-31
TEXAS PETROCHEMICALS CORP
filed 2000-05-12
CIK 1020389

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

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

   The number of shares of common stock of the registrant outstanding as of May 12, 2000 is 4,162,000.

                       TEXAS PETROCHEMICALS CORPORATION

                              TABLE OF CONTENTS

                                                                            PAGE

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

   Consolidated Balance Sheet as of March 31, 2000 and June 30, 1999           1

   Consolidated Statement of Operations for the three and nine months ended
      March 31, 2000 and 1999                                                  2

   Consolidated Statement of Cash Flows for the nine months ended
      March 31, 2000 and 1999                                                  3

   Notes to Consolidated Financial Statements                                  4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk            14

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     14
Item 6. Exhibits and Reports on Form 8-K                                      14
Signature                                                                     15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        TEXAS PETROCHEMICALS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              MARCH 31,     JUNE 30,
                                                                2000         1999
                                                              ---------    ---------
               ASSETS
Current assets:
    Cash and cash equivalents .............................   $   4,334    $     103
    Accounts receivable - trade ...........................      51,161       40,220
    Inventories ...........................................      31,654       19,973
    Other current assets ..................................      11,301       18,624
                                                              ---------    ---------
       Total current assets ...............................      98,450       78,920

Property, plant and equipment, net ........................     220,454      219,706
Investments in land held for sale .........................       2,058        2,058
Investment in and advances to limited partnership .........       2,719        2,820
Goodwill, net .............................................     166,123      169,560
Other assets, net of accumulated amortization .............       8,280        9,374
                                                              ---------    ---------
       Total assets .......................................   $ 498,084    $ 482,438
                                                              =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft ........................................   $   6,903    $     874
    Accounts payable - trade ..............................      47,211       38,992
    Payable to Parent .....................................         838        1,987
    Accrued expenses ......................................      10,541       17,228
    Current portion of cash bonus plan ....................       3,989        7,811
    Current portion of long-term debt .....................       6,675        7,465
                                                              ---------    ---------
       Total current liabilities ..........................      76,157       74,357

Revolving line of credit ..................................      13,100        2,000
Long-term debt ............................................     278,892      284,073
Cash bonus plan ...........................................        --          1,959
Deferred income taxes .....................................      58,570       60,531

Commitments and contingencies (Note 3)

Stockholders' equity:
    Common stock, $1 par value, 4,500,000 shares authorized
       and 4,126,000 shares issued and outstanding ........       4,162        4,162
    Additional paid in capital ............................      72,465       72,050
    Accumulated deficit ...................................      (2,762)     (12,694)
    Note receivable from ESOP .............................      (2,500)      (4,000)
                                                              ---------    ---------
       Total stockholders' equity .........................      71,365       59,518
                                                              ---------    ---------
         Total liabilities and stockholders' equity .......   $ 498,084    $ 482,438
                                                              =========    =========

         See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        MARCH 31,                   MARCH 31,
                                               -------------------------    -------------------------
                                                   2000          1999           2000         1999
                                               -----------   -----------    -----------   -----------
Revenues ...................................   $   192,580   $   108,090    $   532,558   $   313,034
Cost of goods sold .........................       170,590        92,394        464,388       261,975
Non-cash ESOP compensation .................           155           147            415           277
Depreciation and amortization ..............         5,955         5,657         17,768        21,098
                                               -----------   -----------    -----------   -----------
     Gross profit ..........................        15,880         9,892         49,987        29,684

Selling, general and administrative expenses         1,943         1,770          6,363         5,842
                                               -----------   -----------    -----------   -----------
           Income from operations ..........        13,937         8,122         43,624        23,842

Interest expense ...........................         8,138         8,472         24,425        25,664

Other income (expense):
      Loss on disposal of non-plant assets .          --            --             --             (44)
      Other, net ...........................            78           209              1         1,198
                                               -----------   -----------    -----------   -----------
                                                        78           209              1         1,154

         Income (loss) before income taxes .         5,877          (141)        19,200          (668)

Provision for income taxes .................         2,912           315          9,268         1,227
                                               -----------   -----------    -----------   -----------
         Net income (loss) .................   $     2,965   $      (456)   $     9,932   $    (1,895)
                                               ===========   ===========    ===========   ===========
Income (loss) per share ....................   $      0.71   $     (0.11)   $      2.39       $(0.46 )
                                               ===========   ===========    ===========   ===========
Weighted average shares outstanding ........     4,162,000     4,162,000      4,162,000     4,162,000
                                               ===========   ===========    ===========   ===========

         See accompanying notes to consolidated financial statements.

                       TEXAS PETROCHEMICALS CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                                 2000        1999
                                                               --------    --------
Cash flows from operating activities:

    Net income (loss) ......................................   $  9,932    $ (1,895)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation of fixed assets ...........................     14,160      17,413
    Amortization of goodwill and other assets ..............      3,608       3,685
    Amortization of debt issue costs and deferred premium ..        901         867
    Loss on disposal of non-plant assets ...................       --            44
    Earnings from limited partnership ......................       (249)       (616)
    Deferred income taxes ..................................     (1,239)     (1,827)
    Non-cash ESOP compensation .............................        415         277
    Change in:
      Accounts receivable ..................................    (10,941)      5,769
      Inventories ..........................................    (11,681)      1,230
      Other assets .........................................      6,534        (955)
      Accounts payable .....................................      8,219       2,354
      Payable to Parent ....................................     (1,149)     (2,671)
      Accrued expenses .....................................     (6,687)     (8,297)
                                                               --------    --------
         Net cash provided by operating activities .........     11,823      15,378

Cash flows from investing activities:
    Capital expenditures ...................................    (14,908)    (12,863)
    Proceeds from the sale of non-plant assets .............       --           477
    Distribution from limited partnership ..................        350         780
                                                               --------    --------
         Net cash used in investing activities .............    (14,558)    (11,606)

 Cash flows from financing activities:
    Change in bank overdraft ...............................      6,029       2,331
    Net borrowings (repayments) under revolver .............     11,100       2,800
    Payments on long-term debt .............................     (5,730)     (5,233)
    Payment of cash bonus plan .............................     (5,781)     (5,886)
    Debt issuance costs ....................................       (152)       (163)
    Reduction in note receivable from ESOP .................      1,500       1,500
                                                               --------    --------
         Net cash provided by (used in) financing activities      6,966      (4,651)
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents .......      4,231        (879)
Cash and cash equivalents, at beginning of period ..........        103         956
                                                               --------    --------
Cash and cash equivalents, at end of period ................   $  4,334    $     77
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

    GENERAL

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 2000 and the results of its operations and cash flows for the interim period ended March 31, 2000. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 1999. The June 30, 1999 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                       TEXAS PETROCHEMICALS CORPORATION

2.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:

                                                          MARCH 31,     JUNE 30,
                                                            2000          1999
                                                          ---------     --------
Finished goods ......................................     $  14,503     $ 10,594
Raw materials .......................................        15,753        8,053
Chemicals and supplies ..............................         1,398        1,326
                                                          ---------     --------
                                                          $  31,654     $ 19,973
                                                          =========     ========

PROPERTY, PLANT AND EQUIPMENT:

                                                           MARCH 31,    JUNE 30,
                                                             2000         1999
                                                           ---------    --------
Chemical plants .......................................    $ 283,659    $277,117
Construction in progress ..............................       17,200       8,834
Other .................................................        5,202       5,202
                                                           ---------    --------
                                                             306,061     291,153
Less accumulated depreciation, depletion
    and amortization ..................................       85,607      71,447
                                                           ---------    --------
                                                           $ 220,454    $219,706
                                                           =========    ========

OTHER CURRENT ASSETS:

                                                          MARCH 31,     JUNE 30,
                                                            2000          1999
                                                          ---------     --------
Catalyst Inventory ..................................     $   6,128     $  7,463
Deferred turnaround costs ...........................           747        2,585
Prepaid and other ...................................         4,426        8,576
                                                          ---------     --------
                                                          $  11,301     $ 18,624
                                                          =========     ========

                        TEXAS PETROCHEMICALS CORPORATION

ACCRUED EXPENSES:

                                                          MARCH 31,     JUNE 30,
                                                            2000          1999
                                                          ---------     --------
Accrued interest ....................................     $   6,415     $ 13,893
Property and sales taxes ............................         1,004        1,995
Federal and state taxes .............................         1,944          744
Other ...............................................         1,178          596
                                                          ---------     --------
                                                          $  10,541     $ 17,228
                                                          =========     ========

LONG TERM DEBT:

                                                            MARCH 31,   JUNE 30,
                                                              2000        1999
                                                            ---------   --------
Bank Credit Agreement:
   Term A Loan ..........................................   $  15,302   $ 18,002
   Term B Loan ..........................................      40,668     41,407
   ESOP Loan ............................................       2,500      4,000
   Revolving Credit Loans ...............................      13,100      2,000
Senior Subordinated Notes ...............................     225,000    225,000
Deferred premium on Senior Subordinated Notes ...........       2,009      2,250
Long-term financing .....................................          88        879
                                                            ---------   --------
                                                              298,667    293,538
Less current maturities .................................       6,675      7,465
                                                            ---------   --------
Long-term debt ..........................................   $ 291,992   $286,073
                                                            =========   ========

    The Bank Credit Agreement provides for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.75% and 3% for Term A and Term B, respectively at March 31, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (0.75% at March 31, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants which include, but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. As of June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

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

OVERVIEW

    The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, and diisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions.

MTBE ENVIRONMENTAL AND MARKET ISSUES

   The possibly adverse effects of MTBE on health and the environment has become a statewide concern in California and in several other states because MTBE has appeared in certain drinking water wells. It is believed that this is the result of leaks from older underground gasoline storage tanks and pipelines.

     In addition, certain bodies of water have shown the presence of MTBE. A typical source of MTBE in these bodies is the operation of two-cycle outboard motors, which do not fully combust gasoline. Certain regulatory bodies are considering imposing limitations on the use of two-cycle outboard motors in bodies of water that are also used as sources of drinking water.

    In California, the legislature required the state Department of Health Services (DHS) to assess MTBE and to set the maximum permissible levels of MTBE in drinking water in 1999. The levels are referred to as the primary and secondary maximum contaminant levels (MCLs). Secondary MCLs or secondary drinking water standards apply to chemicals in public drinking water that may adversely affect the taste, odor, or appearance of the water, and may cause people served by the public water system to discontinue its use. In January 1999, the DHS adopted 5 parts per billion (ppb) as the California secondary MCL for MTBE based upon the aesthetic factors alone. On December 13, 1999, the Western States Petroleum Association and California Chamber of Commerce filed a petition with Department of Health Services, asking that the secondary MCL for MTBE be repealed or amended, based on DHS' misapplication of statutory criteria, failure to consider all relevant and available scientific evidence, and failure to conduct a public hearing or submit its preliminary findings to scientific peer review. That petition was denied by DHS in January, 2000.

   The primary MCL for MTBE in California has also been set. The DHS established 13 ppb as the primary MCL for MTBE. It accepted public comments on the proposal through November 1, 1999. The primary MCL for MTBE is based upon the public health goal (PHG) for MTBE, and the technical feasibility and costs associated with compliance. Notably, however, a public health goal of 13 ppb for MTBE was set by the California Office of Environmental Health Hazard Assessment (OEHHA) in March 1999 based exclusively on public health considerations. PHGs represent the level of chemicals in drinking water that would pose no significant health risks to individuals, and are non-mandatory goals. If MTBE is found in a drinking water supply at levels exceeding 13 ppb, it is expected that the DHS will require treatment for the removal of MTBE from the water system to attain compliance.

   On March 25, 1999, California Governor Gray Davis declared that, "on balance, there is a significant risk to the environment from using (MTBE) in gasoline in California," and issued an executive order calling for the removal of MTBE from gasoline at the earliest possible date and no later than December 31, 2002. Governor Davis also mandated state agencies to conduct an environmental analysis and evaluation of ethanol as a possible substitute for MTBE and to seek relief from the requirement of the CAA to use oxygenates in gasoline in certain areas of the state. Several bills codifying the Executive Order have been introduced in the California legislature. Senate Bill 192 would require the State Energy Resources Conservation and Development Commission to report to the legislature the amount of MTBE used in gasoline in California by refineries on a quarterly basis. As of May 2000, SB 192 was still pending in the legislature. Senate Bill 989 was passed into law and became effective January 1, 2000. The new law will require various state agencies to develop guidelines for the investigation, remediation, and clean up of MTBE in ground water. The bill also authorizes the California Environmental Protection Agency to prohibit the use of MTBE in motor vehicle fuel before December 31, 2002, on a sub-regional basis in the Bay Area Air Basin, or in any other air basin in the state. On December 9, 1999, the California Air Resources Board (ARB) approved a new set of rules that, it says, will ban the additive MTBE while preserving all the air-quality benefits obtained from the state's cleaner-burning gasoline program. The new rules, known officially as the Phase 3 gasoline regulation (CaRFG3), prohibit the formulation of gasoline with MTBE after December 31, 2002. In addition, bills to limit or ban the use of MTBE have been introduced in several states.

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

REVENUES

    The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold, for the three and nine months ended March 31, 2000 and 1999.

REVENUES

                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                    MARCH 31,                        MARCH 31,
                         ------------------------------    ------------------------------
                              2000             1999             2000            1999
                         -------------    -------------    -------------    -------------
                                               (DOLLARS IN MILLIONS)
Butadiene ............   $ 33.0     17%   $ 22.8     21%   $ 91.0     17%   $ 75.9     24%
MTBE .................    106.8     55      55.3     51     312.3     59     150.0     48
n-Butylenes ..........     20.4     11      10.1      9      54.3     10      33.9     11
Specialty Isobutylenes     29.1     15      16.9     16      64.7     12      43.5     14
Other(1) .............      3.3      2       3.0      3      10.3      2       9.7      3
                         ------   ----    ------   ----    ------   ----    ------   ----
Total ................   $192.6    100%   $108.1    100%   $532.6    100%   $313.0    100%
                         ======   ====    ======   ====    ======   ====    ======   ====

----------
(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

SALES VOLUMES

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                            MARCH 31,            MARCH 31,
                                      -------------------   -------------------
                                        2000       1999       2000       1999
                                      --------   --------   --------   --------
                                        (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene .........................      191.1      200.4      619.8      613.6
MTBE(1) ...........................      111.1      110.0      361.5      261.4
n-Butylenes .......................      116.6       73.0      334.8      242.7
Specialty Isobutylenes ............      118.8       97.6      276.6      233.8

----------

(1) Volumes in millions of gallons. Includes 28.0 million, 37.9 million, 107.3 million and 49.8 million gallons of finished MTBE purchased for resale for the three months ended March 31, 2000 and 1999 and the nine months ended March 31, 2000 and 1999 respectively.

RESULTS OF OPERATIONS

    The following table sets forth an overview of the Company's results of operations.

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 MARCH 31,                    MARCH  31,
                                      ----------------------------    ----------------------------
                                          2000             1999          2000            1999
                                      ------------    ------------    ------------    ------------
                                                        (DOLLARS IN MILLIONS)
Revenues ..........................   $192.6   100%   $108.1   100%   $532.6   100%   $313.0   100%
Cost of goods sold ................    170.6    89      92.4    86     464.4    88     262.0    84
Non-cash ESOP compensation ........      0.1   --        0.1   --        0.4   --        0.3   --
Depreciation and amortization .....      6.0     3       5.7     5      17.8     3      21.1     6
                                      ------   ---    ------   ---    ------   ---    ------   ---
    Gross profit ..................     15.9     8       9.9     9      50.0     9      29.6    10
Selling, general and administrative      1.9     1       1.8     1       6.4     1       5.8     2
                                      ------   ---    ------   ---    ------   ---    ------   ---
    Income from operations ........   $ 14.0     7%   $  8.1     8%   $ 43.6     8%   $ 23.8     8%
                                      ======   ===    ======   ===    ======   ===    ======   ===

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

  REVENUES

    The Company's revenues increased by approximately 78%, or $84.5 million, to $192.6 million for the three months ended March 31, 2000 from $108.1 million for the three months ended March 31, 1999. Butadiene sales revenues increased approximately 45% due to higher sales prices during the current quarter. MTBE sales revenues increased approximately 93% as a result of higher sales prices as compared to the prior year quarter. MTBE prices are significantly higher as a result of increases in gasoline and crude oil prices. N-butylene sales revenues increased 102% due to higher sales volumes and sales prices. Specialty isobutylene sales revenues increased 72% due to higher sales volumes and sales prices. Sales volumes were higher due to increased customer demand and new export business.

GROSS PROFIT

    Gross profit increased by approximately 61%, or $6.0 million, to $15.9 million for the three months ended March 31, 2000 from $9.9 million for the three months ended March 31, 1999. Gross margin during this period decreased to 8.3% from 9.2%. Gross profit increased during the period due to higher margins on MTBE sales and higher sales volumes of specialty isobutylenes. Butadiene margins were down slightly compared to the prior year quarter due to lower sales volumes. Sales volumes were lower due to a planned expansion outage at one of the Company's major suppliers. MTBE margins improved over the prior year period due to higher production rates and a larger spread of sales prices over raw material costs. Specialty isobutylene margins were higher due to higher sales volumes, which offset an increase of raw material costs during the current quarter.

INCOME FROM OPERATIONS

    Income from operations increased by approximately 73%, or $5.9 million, to $14.0 million for the three months ended March 31, 2000 from $8.1 million for the three months ended March 31, 1999. Operating margin during this period decreased to 7.3% from 7.5%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above. The increase in depreciation and amortization is due to new depreciable capital placed in service during the period.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1999

  REVENUES

    The Company's revenues increased by approximately 70%, or $219.6 million, to $532.6 million for the nine months ended March 31, 2000 from $313.0 million for the nine months ended March 31, 1999. Butadiene sales revenues increased 20% due to higher sales prices and slightly higher sales volumes. MTBE sales revenues increased approximately 108% as a result of higher sales volumes and sales prices as compared to the prior year period. MTBE prices are significantly higher as a result of increases in gasoline and crude oil prices. MTBE sales volumes were higher due to increase resale of purchased product and higher production rates. N-butylene sales revenues increased 60% due to higher sales volumes and sales prices. Specialty isobutylene sales revenues increased 49% due to higher sales volumes and sales prices. Sales volumes were higher due to increased customer demand and new export business.

    GROSS PROFIT

    Gross profit increased by approximately 69%, or $20.4 million, to $50.0 million for the nine months ended March 31, 2000 from $29.6 million for the nine months ended March 31, 1999. Gross margin during this period decreased to 9.4% from 9.5%. Gross profit increased during the period due to higher sales volumes of all product groups and higher margins on butadiene and MTBE sales. Butadiene margins improved over the prior year period due to improved spot business, processing efficiencies from new control room instrumentation and positive inventory impacts from higher butadiene sales prices. MTBE margins improved over the prior year period due to higher production rates and a larger spread of sales prices over raw material costs. Gross profit from specialty isobutylenes increased as a result of higher sales volumes of n-butylenes and specialty isobutylenes. Gross profit also increased due to lower depreciation and amortization charges during the current period. Depreciation and amortization was lower by $3.3 million due to the change in depreciable lives of certain plant assets from 10 years to 15 years beginning in January 1999.

    INCOME FROM OPERATIONS

    Income from operations increased by approximately 83%, or $19.8 million, to $43.6 million for the nine months ended March 31, 2000 from $23.8 million for the nine months ended March 31, 1999. Operating margin during this period increased to 8.2% from 7.6%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above. The increase in selling, general and administrative costs was primarily due to higher MTBE advocacy costs.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1999

    Net cash provided by operating activities was $11.8 million for the nine months ended March 31, 2000 compared to $15.4 million for the nine months ended March 31, 1999. The decrease of $3.6 million was attributable to increased cash flow used in working capital. Working capital has been impacted during the period by rising market prices for both finished goods and raw materials. Net cash used in investing activities was $14.6 million for the nine months ended March 31, 2000 compared to $11.6 million for the nine months ended March 31, 1999. The increase of $3.0 million was attributable to higher capital expenditures. Net cash provided by (used in) financing activities was $7.0 million for the nine months ended March 31, 2000 compared to $(4.7) million for the nine months ended March 31, 1999. The change of $11.7 million was attributable to borrowings under the revolver and higher bank overdraft.

  LIQUIDITY

    The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $13.1 million was in use at March 31, 2000, to provide adequate funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. As of June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

  CASH BONUS PLAN

    In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who have contributed to the past success of the Predecessor. During the nine months ended March 31, 2000, $5.8 million of this amount was paid to eligible participants and the remaining $4.0 million will be made in future quarterly installments ending in July 2000.

  CAPITAL EXPENDITURES

    The Company's capital expenditures relate principally to improving operating efficiencies and maintaining environmental compliance. Capital expenditures for the nine months ended March 31, 2000 were $14.9 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant quantitative or qualitative changes during the third fiscal quarter of 2000 in the Company's risk sensitive instruments.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial Data Schedule

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the three months ended March 31, 2000.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEXAS PETROCHEMICALS CORPORATION
                                            (Registrant)




Dated:  May 12, 2000               By:   /s/  CARL S. STUTTS
                                      ------------------------------
                                                (Signature)
                                              Carl S. Stutts
                                         Executive Vice President,
                                          Chief Financial Officer