Form 10-K405
period 2000-06-30
TEXAS PETROCHEMICALS LP
filed 2000-09-28
CIK 1020389

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

                       FOR FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------    ---------------

                          REGISTRATION NUMBER 333-11569

                             TEXAS PETROCHEMICALS LP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                          74-1778313
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

       THREE RIVERWAY, SUITE 1500
              HOUSTON, TEXAS                                       77056
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (713) 627-7474
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     The number of shares of common stock of the registrant outstanding as of September 25, 2000 is 4,162,000.


================================================================================

                             TEXAS PETROCHEMICALS LP
                   (FORMERLY TEXAS PETROCHEMICALS CORPORATION)

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                                      PART I

Item 1.  Business                                                                                           1

Item 2.  Properties                                                                                         7

Item 3.  Legal Proceedings                                                                                  8

Item 4.  Submission of Matters to a Vote of Security Holders                                                8

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                              9

Item 6.  Selected Financial Data                                                                            9

Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                                     10

Item 7A. Quantitative and Qualitative Disclosures About Market Risks                                       15

Item 8.  Financial Statements and Supplementary Data                                                       16

Item 9.  Changes in and Disagreements With Accountants on Accounting                                       32
             and Financial Disclosure

                                                     PART III

Item 10. Directors and Executive Officers of the Registrant                                                33

Item 11. Executive Compensation                                                                            35

Item 12. Security Ownership of Certain Beneficial Owners and Management                                    36

Item 13. Certain Relationships and Related Transactions                                                    36

                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  36

         Signatures                                                                                        38

                                     PART I

ITEM 1. BUSINESS

     Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, referred to as the "Company" herein, is the second largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl teritiary-butyle ether (MTBE) in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; and (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings.

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

     On July 1, 1996 Texas Olefins Company ("TOC"), Texas Petrochemicals Corporation and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals Corporation with Texas Petrochemicals Corporation becoming a 100% owned subsidiary of TPC Holding Corporation, which is a 100% owned subsidiary of Texas Petrochemical Holdings, Inc. (the "Parent"). The closely held Parent was formed by a group of investors.

     Effective July 1, 2000 the Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

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

     MTBE is a motor gasoline blending stock which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline, and has been one of the fastest growing petrochemicals, in terms of volume, over the past fifteen years. MTBE is produced by reacting methanol and isobutylene. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. The U.S. Clean Air Act of 1990 requires the use of an "oxygenate" in gasoline sold in certain regions that are not in compliance with air quality standards. MTBE is the predominate oxygenate used in gasoline. However, as a result of incidents in which MTBE from gasoline has contaminated drinking water, the federal government and certain state governments are considering actions that could reduce or even eventually eliminate the use of MTBE in gasoline. There can be no assurance that these activities will not impact the Company's market for MTBE. A significant reduction in the demand for MTBE could have a material adverse effect on the Company's financial condition or results of operations. See "MTBE Environmental and Market Issues" section for a further discussion of MTBE.

     The Company is the leading producer of chemical grade butene-1 and specialty isobutylenes in North America. In recent years, the Company has increased its sales of these products by increasing its market share in polyolefin applications and the development of new end-use applications. Butene-1 is used as a comonomer in the production of high-density polyethylene ("HDPE") and linear low-density polyethylene ("LLDPE"). Both HDPE and LLDPE are raw materials for the production of trash bags, film wrap, pipe and plastic containers. Butene-1 is also used to produce butylene oxide, a key component of detergent additive packages used in many gasoline formulations.

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

     During 2000 the Company completed the development and construction of a $12 million polyisobutylene plant. The plant processes various grades of polyisobutylenes, which are used to produce a broad range of chemicals including industrial specialties, lubricants and fuel dispersant additives.

     The Company's principal feedstocks are crude butadiene, isobutane and methanol. One of the Company's intermediate products, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

COMPANY STRATEGY

     The Company believes that it has become an industry leader in the production of the majority of its products by capitalizing on its production flexibility, its ability to add significant cost effective incremental capacity across its product lines, the marketing experience of its management team, its competitive cost position and its customer focus. The Company's strategy is to strengthen its established presence in its selected markets by focusing on the following factors:

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

     REDUCE EMPHASIS ON MTBE The future MTBE market in the United States is faced with significant uncertainty due to current proposed legislation (See "MTBE Environmental and Market Issues"). As a result of this uncertainty the Company has been evaluating and pursuing strategies to reduce its reliance on profitability from MTBE. The Company plans are to continue to expand in its existing core businesses and develop new products. There can be no assurance that such plans will be successful or sufficient to offset any potential future decline in MTBE profitability. MTBE sales represented 51% and 58% of total sales revenue in fiscal 1999 and 2000, respectively, while variable margin contribution from MTBE sales represented 28% and 42% of total variable margin in fiscal 1999 and 2000, respectively.

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

     Certain of the Company's largest customers account for a significant percentage of the Company's sales of particular products. The Company had 2 customers, which represented 11% and 14% of sales during the year ended June 30, 2000, and 1999, and 13% and 15% of sales during the year ended June 30, 1998. Although the Company believes its relationships with its largest customers are good, the loss of a significant customer or a number of significant customers would have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the world has allowed it to secure supply arrangements for crude butadiene that provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Secondly, the Company's flexible production processes enable it to take advantage of increases in demand for its products at a lower cost than its competitors, thus allowing the Company to meet its customers' needs through the most economic processes. Also, the Company's flexible production processes enable the Company to conduct maintenance work on its plant equipment with minimal loss of production.

PATENTS AND LICENSES

     The Company presently owns, controls or holds right to approximately 21 patents and seeks patent protection for its proprietary processes where feasible to do so.

MTBE ENVIRONMENTAL AND MARKET ISSUES

     There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California enacted a law banning MTBE from gasoline as of December 31, 2002. Seven other states (Arizona, Connecticut, Maine, Minnesota, Nebraska, New York and South Dakota) have enacted similar laws, providing for reduction or elimination of MTBE from gasoline. In addition, the State of California has adopted a maximum contaminant level ("MCL") for MTBE in drinking water supplies of 13 ppb. If MTBE is found at levels exceeding 13 ppb, it is expected that the water would have to be treated to reduce MTBE concentration to a level at or below 13 ppb. In addition, a bill (S.B. 2962) has been introduced in Congress to eliminate the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the CAA beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material.

Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer (IARC), the National Toxicology Program (NTP) and the California Cancer Identification Committee
(CIC) have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

     Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, the EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL REGULATION

     The Company's policy is to be in compliance with all applicable environmental laws. The Company is also committed to Responsible Care(R), a chemical industry initiative to enhance the industry's responsible management of chemicals. The Company's operations are subject to federal, state, and local laws and regulations administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission ("TNRCC"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater and stormwater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with the laws and regulations that materially affect its operations. While management does not expect that compliance with existing environmental laws will have a material adverse effect on the Company's financial condition or results of operations, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

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

     The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act ("RCRA"), the Federal Clean Water Act, the Clean Air Act ("CAA") and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations which affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen oxides to reduce ozone levels in greater Houston's ozone non-attainment area.

     The HON Rule requires controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethylformamide, benzene, styrene, acrylonitrile and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAP emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams. The Company expended $600,000 on wastewater collection and treatment systems over the past year to comply with the HON rule.

     NOx emission control rules adopted in 1994 required compliance by November 15, 1999. The Company has installed predictive emission monitoring equipment for NOx emissions on stationary sources at its boiler house. The Company expended $1.1 million to comply with the NOx RACT Rules.

     The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which is expected to require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. The Company anticipates that the revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. Since the SIP rules have not yet been finalized, the Company is unable at this time to predict the cost of modifying its facilities to comply with any additional requirements that the revised SIP may impose.

     The Company has elected to participate in the Voluntary Emissions Reduction Program ("VERP") sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. The Company expects to be required to commit to certain emission reductions in connection with the VERP. Since the Company voluntarily committed itself to this permitting effort in 1998, the Texas Legislature enacted Senate Bill 766 which provides incentives for grandfathered emissions sources to apply for a voluntary emissions reduction permit instead of remaining grandfathered. In particular, grandfathered sources are invited to apply for a permit prior to September 1, 2001. The permits provided for under Senate Bill 766 are expected to establish less stringent emissions controls than would be required under permits for new emissions sources. Failure to apply for and obtain a permit will result in emissions fees that will treble annually until a grandfathered facility applies for a permit. The TNRCC has recently promulgated rules to implement the requirements of Senate Bill 766. The Company is pursuing available options with respect to its grandfathered emissions sources that allow the Company to meet applicable air emissions requirements in a cost-effective manner. Measures likely to be required as part of the Senate Bill 766 implementation are not anticipated to have a materially adverse impact on the Company or its operations.

     Section 112 of the CAA requires prevention of accidental releases of certain listed extremely hazardous substances. The EPA's rules implementing portions of Section 112, which were signed by the EPA Administrator on May 24, 1996, required the Company to conduct a hazards assessment and to develop a risk management plan by June 1999. The Company completed the plan and filed it with the appropriate agencies in a timely manner.

     Regulations under Title V of the CAA require a facility-wide inventory of emissions, sources and the air pollution control requirements applicable to those sources. The Company filed its Title V application with the TNRCC in July 2000. In connection with the Title V program, the Company may be required to upgrade its on-going monitoring program once it has received its operating permit. It is also possible that the Company may be required to make modifications to some of its equipment in order to comply with requirements identified through the facility-wide Title V permit process. These anticipated commitments are not expected to have a material adverse impact on the Company's operations.

     The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal state, and local environmental, health and safety regulations. The Company does not believe that, when properly managed, these materials pose a hazard to the health of Company employees or to the environment. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are appropriately handled by a certified contractor.

     The wastewater treatment system for the Houston facility is 75 percent owned by the Company and 25 percent owned by a third party, the owner of an adjacent facility. The treatment system is operated by the Company. The state discharge permit is held jointly by the Company and a third party. The Company believes that the system has sufficient capacity for the Company's projected needs.

     The Company has completed the first phase of its work on its stormwater discharge system and is currently evaluating potential improvements to the system. The Company has completed installation of noise barriers for certain equipment.

     The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV has not yet led to the filing of a judicial complaint against the Company. The EPA, the Department of Justice, and the Company are currently exploring the possibility of an agreed upon settlement of issues. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

EMPLOYEES

     As of June 30, 2000, the Company had approximately 294 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 129 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD

     The Company maintains one of the best worker's compensation records in Texas, equivalent to most clerical operations. Over the last five years, the Company only experienced one lost time injury at the Houston Plant Site. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained, 75-member volunteer emergency response team.

ITEM 2. PROPERTIES

     The Company's plant is located on a 257-acre tract approximately one mile from the Houston Ship Channel and near one of the chemical industry's largest domestic processing facilities. Approximately 230 acres is owned by the Company, and 25% of the remaining 27 acres is owned by a third party. The Company leases from the Port of Houston two ship docks, which accommodate barge and ocean-going vessels, and has the facilities to be served by rail and by truck. In addition, the facility is connected by pipeline to customers and suppliers of raw materials, directly and through other major pipelines in the immediate area as well as in Texas City, and with salt dome storage facilities of other companies located at both Mont Belvieu and Pierce Junction, Texas. The Company's facility also has a laboratory for sampling and testing. The Company owns and operates a storage and terminal facility at Baytown, Texas, leases storage and terminal facilities in Lake Charles, Louisiana and Linden, New Jersey, and leases tank storage capacity in Bayonne, New Jersey. The Company also leases office space in Three Riverway Plaza, Houston, Texas as its principal executive offices. The Company believes that is has adequate facilities for the conduct of its current and planned operations.

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

     Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data for the Company set forth below for the four years ended June 30, 2000, the one month period ended June 30, 1996 and the twelve months ended May 31, 1996 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements.

                                            PREDECESSOR                           COMPANY
                                        --------------------     ---------------------------------------------
                                        TWELVE        ONE
                                        MONTHS       MONTH
                                         ENDED        ENDED
                                        MAY 31,      JUNE 30,                  YEAR ENDED JUNE 30,
                                        -------      --------    ---------------------------------------------
                                        1996(2)        1996      1997(3)       1998        1999(1)      2000
                                        -------      --------    -------      -------      -------     -------
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:


Revenues                                $ 455.6      $  41.4     $ 490.2      $ 514.8      $ 448.2     $ 744.7

Income from operations                     42.0          2.4        18.3         37.4         38.7        68.0

Interest expense                            1.6          0.1        35.2         35.7         34.0        33.5

Net income (loss)                          16.7          1.2       (12.7)        (1.4)         1.4        16.5

Gain (Loss) per common share
     Before extraordinary loss               --           --     $ (2.71)     $ (0.34)     $  0.34     $  3.97
     Extraordinary loss                      --           --       (0.35)          --           --          --
                                                                 -------      -------      -------     -------
                                                                 $ (3.06)     $ (0.34)     $  0.34     $  3.97
                                                                 =======      =======      =======     =======

BALANCE SHEET DATA (AT PERIOD END):

Total assets                            $    --      $ 167.9     $ 521.1      $ 496.8      $ 482.4     $ 523.9

Long-term debt                               --         13.0       317.7        310.8        293.5       285.4


----------

(1) In January 1999, the estimated useful live of certain plant assets were increased from 10 to 15 years. This change was accounted for as a change in accounting estimate and resulted in $4.2 million decrease in depreciation expense.

(2) Net income (loss) for the twelve months ended may 31, 1996 includes a non-recurring charge for impairment of investment in land of $12.6 million, with an associated income tax benefit of $4.7 million

(3) Net loss for the year ended June 30, 1997 includes an extraordinary loss of $1.5 million for early extinguishment of debt.

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

Revenues

                                                 YEAR ENDED JUNE 30,
                           ---------------------------------------------------------------
                                  1998                   1999                   2000
                           -----------------      -----------------      -----------------
                                                (DOLLARS IN MILLIONS)
Butadiene                  $135.0         26%     $ 98.2         22%     $134.2         18%
MTBE                        235.4         46       229.3         51       429.5         58
n-Butylenes                  55.2         11        45.2         10        76.7         10
Specialty Isobutylenes       73.7         14        62.7         14        89.8         12
Other(1)                     15.5          3        12.8          3        14.5          2
                           ------     ------      ------     ------      ------     ------
Total                      $514.8        100%     $448.2        100%     $744.7        100%
                           ======     ======      ======     ======      ======     ======

----------

(1) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                        YEAR ENDED JUNE 30,
                                -----------------------------------
                                1998           1999           2000
                                -----          -----          -----
                              (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                       822.0          821.1          844.6
MTBE(1)                         300.4          376.9          450.9
n-Butylenes                     320.4          317.5          456.0
Specialty Isobutylenes          369.7          330.9          375.5

----------

(1)  Volumes in millions of gallons. Includes 17.8 million, and 98.5 million and
     15.0 million gallons finished MTBE purchased for resale for the years ended June 30, 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

     The following table sets forth an overview of the Company's results of operations.


                                                             YEAR ENDED JUNE 30,
                                        ---------------------------------------------------------------
                                               1998                   1999                   2000
                                        -----------------      -----------------      -----------------
                                                             (DOLLARS IN MILLIONS)
Revenues                                $514.8        100%     $448.2        100%     $744.7        100%
Cost of goods sold                       438.7         85       374.4         84       643.2         87
Non-cash ESOP compensation                             --         0.4         --         0.6         --
Depreciation and amortization             31.8          6        26.8          6        23.8          3
                                        ------     ------      ------     ------      ------     ------
      Gross profit                        44.3          9        46.6         10        77.1         10
Selling, general and administrative        6.9          2         7.9          2         9.1          1
                                        ------     ------      ------     ------      ------     ------
      Income from operations            $ 37.4          7%     $ 38.7          8%     $ 68.0          9%
                                        ======     ======      ======     ======      ======     ======


YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

Revenues

     The Company's revenues increased by approximately 66%, or $296.5 million, to $744.7 million for the year ended June 30, 2000 from $448.2 million for the year ended June 30, 1999. The increase was due to higher product sales prices and sales volumes.

     Butadiene revenues increased by approximately 37%, or $36.0 million, to $134.2 million for the year ended June 30, 2000 from $98.2 million for the year ended June 30, 1999. The increase was attributable to higher sales prices and slightly higher sales volumes. A shortage of butadiene supply in the U.S. market contributed to higher sales prices.

     MTBE revenues increased by approximately 87%, or $200.2 million, to $429.5 million for the year ended June 30, 2000 from $229.3 million for the year ended June 30, 1999. The increase was due to higher sales prices and sales volumes. MTBE prices were significantly higher particularly during the last half of the fiscal year as a result of increases in gasoline and crude oil prices.
In addition, during the last quarter of the fiscal year MTBE prices rose dramatically as a result of new Reformulated Gas (RFG II) requirements. MTBE sales volumes were higher due to increased production rates resulting from operational efficiencies and no scheduled turnarounds for catalyst change.

     n-Butylenes revenues increased by approximately 70%, or $31.5 million to $76.7 million for the year ended June 30, 2000 from $45.2 million for the year ended June 30, 1999. N-Butylene sales revenue increased due to higher sales prices and sales volumes. B-2 sales volumes were significantly higher as these products were sold into the fuels market.

     Speciality isobutylene revenues increased by approximately 43%, or $27.1 million to $89.8 million for the year ended June 30, 2000 from $62.7 million for the year ended June 30, 1999. The increase was due to higher sales volumes and sales prices. Sales volumes were higher due to increased customer demand and a new export business. Sales prices increased due to higher isobutylene values during the year.

Gross Profit

     Gross profit increased by approximately 65%, or $30.5 million to $77.1 million for the year ended June 30, 2000 from $46.6 million for the year ended June 30, 1999. Gross margin during the period remained steady at 10.4%. Gross profit increased during the current fiscal year due to higher sales volumes of all product groups and higher margins on butadiene and MTBE sales. Butadiene margins improved over prior year period due to improved spot business, processing efficiencies from new control room instrumentation and positive inventory impacts from higher butadiene sale prices. MTBE margins improved over the prior year period due to higher production rates and a larger spread of sales prices over raw material costs. Gross profit from specialty isobutylenes was unchanged as higher sales volumes offset the impact of higher raw material costs. Gross profit also increased due to lower depreciation and amortization charges during the current period.

Income from Operations

     Income from operations increased by approximately 76%, or $29.3 million, to $ 68.0 million for the year ended June 30, 2000 from $38.7 million for the year ended June 30, 1999. Operating margin during this period increased to 9.1% from 8.6%. The increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above. The increase in selling, general and administrative costs was primarily due to higher MTBE advocacy and consulting costs.

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

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

     Net cash provided by operating activities was $42.5 million for the year ended June 30, 2000 compared to $34.2 million for the year ended June 30, 1999. The increase of $ 8.3 million was primarily attributable to changes in working capital. Net cash used in investing activities was $18.4 million for the year ended June 30, 2000 compared to $ 12.9 million for the year ended June 30, 1999. The increase of $ 5.5 million was caused by higher capital expenditures during the current year. Net cash used in financing activities was $ 9.3 million for the year ended June 30, 2000 compared to $22.1 million for the year ended June 30, 1999. The decrease of $12.8 million is primarily due to lower repayments on the revolving line of credit during the current year.

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

     Net cash provided by operating activities was $34.2 million for the year ended June 30, 1999 compared to $34.9 million for the year ended June 30, 1998. The decrease of $0.7 million was primarily attributable to changes in working capital. Net cash used in investing activities was $12.9 million for the year ended June 30, 1999 compared to $11.2 million for the year ended June 30, 1998. The increase of $1.7 million was primarily attributable to an increase in capital expenditures during the current year. Net cash used in financing activities was $22.1 million for the year ended June 30, 1999 compared to $22.9 million for the year ended June 30, 1998. The decrease of $0.8 million was primarily attributable to the net change in bank overdraft and reduction in the outstanding revolving line of credit.

   LIQUIDITY

     In July 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006 and borrowed $140 million under a Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of the Company. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $1.7 million was in use at June 30, 2000, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow under the Revolving Credit Facility is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

   CASH BONUS PLAN

     In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. During the year ended June 30, 2000, $9.6 million of this amount was paid to eligible participants and the remaining $0.2 million, which fully retires the debt, was paid in July 2000.

   CAPITAL EXPENDITURES

     The Company's capital expenditures for fiscal 2000 related principally to constructing a polyisobutylene plant at a cost of $12 million, improving operating efficiencies and maintaining environmental compliance. Capital expenditures for year ended June 30, 2000 were $18.8 million, compared to $14.4 million for the year ended June 30, 1999. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

RECENTLY ISSUED PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. The Company has both interest-rate related derivative instruments to manage its exposure on its debt instruments, as well as commodity derivatives to manage its exposure to commodity price fluctuations. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

INTEREST RATE RISK

     The Company maintains on overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. The derivative instruments that are used as part of the Company interest rate risk-management strategy include interest-rate swaps and cap contracts.

     In February 1998, the Company entered into a three-year agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while the six month LIBOR is set between 5.45% and 5.76%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 2000 LIBOR rates were 7.01% resulting in an additional $0.9 million in annual interest expense.

     In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of $6.75% plus a margin if the three month LIBOR rates are above 6.75%. The notional amount on the cap amortizes from $64 million to $32 million on a quarterly basis over three-year term. As of June 30, 2000 the notional amount of the cap is $47 million.

     Reporting fair value of these derivative instruments as of June 30, 2000 would result in a loss of approximately $1.3 million.

     At June 30, 2000 a hypothetical 1% increase in interest rates would result in a $0.6 million increase in annual interest expense.

COMMODITY PRICES

     The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into future contracts and swaps to either purchase or sell raw materials or other products in the market. At June 30, 2000, the Company had open futures contracts to sell unleaded gas with notional volumes totaling 79,000 barrels. The Company also had open swap contracts with notional volumes totaling 150,000 barrels. All of these commodity contracts mature within three months. Reporting fair value of these derivative instruments at fiscal year-end 2000 would result in a gain of approximately $0.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                       TEXAS PETROCHEMICALS CORPORATION*

                                                                                                         PAGE
                                                                                                         ----
Reports of Independent Auditors                                                                            17

Financial Statements

      Consolidated Balance Sheet                                                                           18

      Consolidated Statement of Operations                                                                 19

      Consolidated Statement of Stockholder's Equity                                                       20

      Consolidated Statement of Cash Flows                                                                 21

      Notes to Consolidated Financial Statements                                                           22


* As of June 30, 2000, the Company's legal form was a corporation and operated under the name of Texas Petrochemicals Corporation. Effective July 1, 2000, Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemicals Corporation:

     We have audited the accompanying consolidated balance sheets of Texas Petrochemicals Corporation and subsidiary (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                             DELOITTE & TOUCHE LLP




Houston, Texas
August 4, 2000

                        TEXAS PETROCHEMICALS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                             JUNE 30,
                                                                     ------------------------
                                                                        2000          1999
                                                                     ---------      ---------
                      ASSETS

Current assets:
      Cash and cash equivalents                                      $  14,919      $     103
      Accounts receivable - trade                                       64,235         40,220
      Inventories                                                       35,957         19,973
      Investments in land held for sale                                  1,068             --
      Other current assets                                              11,631         18,624
                                                                     ---------      ---------
          Total current assets                                         127,810         78,920

Property, plant and equipment, net                                     219,517        219,706
Investment in land held for sale                                           990          2,058
Investment in and advances to limited partnership                        2,769          2,820
Goodwill, net of accumulated amortization of $19,508 and $14,925       164,978        169,560
Other assets, net                                                        7,835          9,374
                                                                     ---------      ---------
          Total assets                                               $ 523,899      $ 482,438
                                                                     =========      =========

      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Bank overdraft                                                 $   7,146      $     874
      Accounts payable - trade                                          71,775         38,992
      Payable to Parent                                                    639          1,987
      Accrued expenses                                                  18,190         17,228
      Current portion of cash bonus plan liability                         213          7,811
      Current portion of long-term debt                                  8,086          7,465
                                                                     ---------      ---------
          Total current liabilities                                    106,049         74,357

Revolving line of credit                                                 1,650          2,000
Long-term debt                                                         275,665        284,073
Cash bonus plan liability                                                   --          1,959
Deferred income taxes                                                   61,944         60,531

Commitments and contingencies (Note 7)

Stockholder's equity:
      Common stock, $1 par value, 4,500,000 shares authorized
         and 4,126,000 shares issued outstanding                         4,162          4,162
      Additional paid in capital                                        72,620         72,050
      Accumulated earnings (deficit)                                     3,809        (12,694)
      Note receivable from ESOP                                         (2,000)        (4,000)
                                                                     ---------      ---------
          Total stockholder's equity                                    78,591         59,518
                                                                     ---------      ---------
              Total liabilities and stockholder's equity             $ 523,899      $ 482,438
                                                                     =========      =========


          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSAND OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                   YEAR ENDED JUNE 30,
                                                      ---------------------------------------------
                                                          2000             1999             1998
                                                      -----------      -----------      -----------
Revenues                                              $   744,725      $   448,155      $   514,790
Cost of goods sold                                        643,195          374,401          438,725
Non-cash ESOP compensation                                    570              407               --
Depreciation and amortization                              23,800           26,784           31,787
                                                      -----------      -----------      -----------
   Gross profit                                            77,160           46,563           44,278

Selling, general and administrative expenses                9,139            7,916            6,888
                                                      -----------      -----------      -----------
        Income from operations                             68,021           38,647           37,390

Interest expense                                           33,524           33,953           35,720

Other income (expense)
   Loss on disposal of assets and
      investment securities, net                               --              (44)            (436)
   Other, net                                                 (38)           1,320              993
                                                      -----------      -----------      -----------
                                                              (38)           1,276              557
                                                      -----------      -----------      -----------

          Income before income taxes                       34,459            5,970            2,227

Provision for income taxes                                 17,956            4,538            3,624
                                                      -----------      -----------      -----------


        Net income (loss)                             $    16,503      $     1,432      $    (1,397)
                                                      ===========      ===========      ===========


Basic and diluted income (loss) per common share:     $      3.97      $      0.34      $     (0.34)
                                                      ===========      ===========      ===========


Weighted average shares outstanding                     4,162,000        4,162,000        4,162,000
                                                      ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                           ADDITIONAL       NOTE
                                     COMMON STOCK           PAID IN      RECEIVABLE        ACCUMULATED
                                 SHARES        VALUE        CAPITAL      FROM ESOP       EARNINGS (DEFICIT)        TOTAL
Balance, June 30, 1997         4,162,000     $   4,162     $  71,643     $  (8,000)          $ (12,729)          $  55,076
Net loss                                                                                        (1,397)             (1,397)
Reduction in ESOP Note                                                       2,000                                   2,000
                               ---------     ---------     ---------     ---------           ---------           ---------
Balance, June 30, 1998         4,162,000         4,162        71,643        (6,000)            (14,126)             55,679
Net income                                                                                       1,432               1,432
Non-cash ESOP compensation                                       407                                                   407
Reduction in ESOP Note                                                       2,000                                   2,000
                               ---------     ---------     ---------     ---------           ---------           ---------
Balance, June 30, 1999         4,162,000         4,162        72,050        (4,000)            (12,694)             59,518
                               ---------     ---------     ---------     ---------           ---------           ---------
Net income                                                                                      16,503              16,503
Non-cash ESOP compensation                                       570                                                   570
Reduction in ESOP Note                                                       2,000                                   2,000
                               ---------     ---------     ---------     ---------           ---------           ---------
Balance, June 30, 2000         4,162,000     $   4,162     $  72,620     $  (2,000)          $   3,809           $  78,591
                               =========     =========     =========     =========           =========           =========


          See accompanying notes to consolidated financial statements.

                        TEXAS PETROCHEMICALS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Cash flows from operating activities:
    Net income (loss)                                         $ 16,503      $  1,432      $ (1,397)
    Adjustments to reconcile net income (loss)
      to cash flow from operating activities:
    Depreciation of fixed assets                                18,985        21,924        25,208
    Amortization of intangibles                                  4,815         4,860         6,579
    Amortization of debt issue costs and deferred premium        1,173         1,159         1,089
    Deferred income taxes                                        3,628        (1,460)       (1,680)
    Earnings from limited partnership                             (324)         (775)         (476)
    Non-cash ESOP expense                                          570           407            --
    Change in:
       Accounts receivable                                     (24,015)        5,078          (636)
       Inventories                                             (15,984)       (2,763)          716
       Other assets                                              4,741        (4,183)        1,843
       Accounts payable, accrued and other                      32,397         8,489         3,661
                                                              --------      --------      --------
         Net cash provided by operating activities              42,489        34,168        34,907

Cash flows from investing activities:
    Capital expenditures                                       (18,796)      (14,413)      (12,466)
    Proceeds from asset sales                                       --           477           871
    Distribution received from partnership                         375           990           410
                                                              --------      --------      --------
         Net cash used in investing activities                 (18,421)      (12,946)      (11,185)

Cash flows from financing activities:

    Bank overdraft                                               6,272           874       (10,157)
    Net repayments on revolving line of credit                    (350)      (10,000)           --
    Proceeds from issuance of long-term debt                        --            --         3,192
    Payments on long-term debt                                  (7,465)       (6,979)       (9,706)
    Cash bonus plan payments                                    (9,557)       (7,807)       (7,807)
    Debt issuance and organizational costs                        (152)         (163)         (389)
    Reduction in note receivable from ESOP                       2,000         2,000         2,000
                                                              --------      --------      --------
         Net cash used in financing activities                  (9,252)      (22,075)      (22,867)
                                                              --------      --------      --------

Net increase (decrease) in cash and cash equivalents            14,816          (853)          855

Cash and cash equivalents, beginning                               103           956           101
                                                              --------      --------      --------

Cash and cash equivalents, ending                             $ 14,919      $    103      $    956
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

     Effective July 1, 2000 the Company converted its legal form from a corporation to a limited partnership pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited partnership Act. See discussion in Note 12.

     The Company through its facility in Houston, Texas is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (v) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

2. SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The consolidated financial statements as of and for the three years ended June 30, 2000 include the accounts of Texas Petrochemicals Corporation and its wholly owned subsidiary, Texas Butylene Chemical Company, (collectively referred to as) the "Company". Intercompany accounts and transactions have been eliminated in consolidation.

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

Long-Lived Assets

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

     Depreciation of property, plant and equipment is computed using the straight-line method over their estimated useful lives ranging from 3 to 31 years. In January 1999, the estimated useful lives of certain plant assets were increased from 10 years to 15 years based on engineering analysis. This change was accounted for as a change in accounting estimate and resulted in a $4.2 million decrease in depreciation expense for fiscal year 1999.

     Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is amortized over 40 years using the straight-line method.

     Debt issue costs relating to the Company's long-term debt are amortized to interest expense over the scheduled maturity of debt utilizing the effective interest method. Other assets include patents and catalysts, which are amortized using the straight-line method over their useful lives ranging from 2 to 7 years.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the undiscounted future cash flows of such assets are less than the carrying amount, the carrying amount is reduced to fair value and an impairment loss is recognized.

Revenue Recognition

     The Company recognizes revenue from sales of refined products in the period of delivery.

                        TEXAS PETROCHEMICALS CORPORATION

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

Employee Stock Ownership Plan

     The balance of the note receivable from the Employee Stock Ownership Plan (See Note 8), is reported as a contra account in the stockholder's equity section of the balance sheet. The Company has recognized as non-cash ESOP compensation, the increase in the fair value of the common stock as those shares are allocated to participant's accounts with the corresponding offset credited to additional paid in capital.

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

Recently Issued Pronouncements

     In June 1998 the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. The Company has both interest-rate related derivative instruments to manage its exposure on its debt instruments, as well as commodity derivatives to manage its exposure to commodity price fluctuations. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

Reclassifications

     Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

                        TEXAS PETROCHEMICALS CORPORATION

3. Detail of Certain Balance Sheet Accounts (in thousands of dollars)

INVENTORIES:

                                                       JUNE 30,
                                                ---------------------
                                                  2000         1999
                                                --------     --------
Finished goods                                  $ 18,505     $ 10,594
Raw materials                                     15,915        8,053
Chemicals and supplies                             1,537        1,326
                                                --------     --------
                                                $ 35,957     $ 19,973
                                                ========     ========


OTHER CURRENT ASSETS:


                                                       JUNE 30,
                                                ---------------------
                                                  2000         1999
                                                --------     --------
Catalyst Inventory                              $  7,402     $  7,463
Deferred turnaround costs                            452        2,585
Prepaid and other                                  3,777        8,576
                                                --------     --------
                                                $ 11,631     $ 18,624
                                                ========     ========


PROPERTY, PLANT AND EQUIPMENT:


                                                       JUNE 30,
                                                ---------------------
                                                  2000         1999
                                                --------     --------
Chemical plants                                 $295,124     $277,117
Construction in progress                           9,233        8,834
Other                                              5,592        5,202
                                                --------     --------
                                                 309,949      291,153
Less accumulated depreciation and depletion       90,432       71,447
                                                --------     --------
                                                $219,517     $219,706
                                                ========     ========


ACCRUED EXPENSES:


                                                       JUNE 30,
                                                ---------------------
                                                  2000         1999
                                                --------     --------
Accrued interest                                $ 13,780     $ 13,893
Property and sales taxes                           2,218        1,995
State income taxes                                    --          744
Other                                              2,192          596
                                                --------     --------
                                                $ 18,190     $ 17,228
                                                ========     ========

                        TEXAS PETROCHEMICALS CORPORATION

4. LONG-TERM DEBT


                                                        JUNE 30,
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
Bank Credit Agreement:
  Term A Loan                                     $ 14,402     $ 18,002
  Term B Loan                                       40,421       41,407
  ESOP Loan                                          2,000        4,000
  Revolving Credit Loans                             1,650        2,000
Senior Subordinated Notes                          225,000      225,000
Deferred premium on Senior Subordinated Notes        1,928        2,250
Long-term financing                                     --          879
                                                  --------     --------
                                                   285,401      293,538
  Less current maturities                            8,086        7,465
                                                  --------     --------
  Long-term debt                                  $277,315     $286,073
                                                  ========     ========


     The Bank Credit Agreement originally provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.75% and 3% at June 30, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.75% at June 30, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. Effective June 30, 1999 the Company obtained an amendment to the Bank Credit Agreement to update the financial ratios relating to fixed charge coverage and debt to EBITDA for fiscal 2000.

     The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $191 million and $200 million as of June 30, 2000 and 1999, respectively. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 2000 and 1999.

     In February 1998, the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converts a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. Under the agreement the Company's interest rate is fixed at 10.8% while LIBOR is set between 5.45% and 6.75%. If LIBOR rates are set above 6.75% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set between 5.25% and 5.45% the Company's interest rate is floating at current LIBOR plus 5.35%. If LIBOR rates are set below 5.25% the Company's interest rate is fixed at 10.8%. As of June 30, 2000 LIBOR rates were 7.01% resulting in an additional $0.9 million in annual interest expense. In June 1998, the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converts a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. The notional amount of the cap amortizes from $64 million to $32 million on a quarterly basis over the three-year term. As of June 30, 2000 the notional amount of the cap is $47 million.

                        TEXAS PETROCHEMICALS CORPORATION

     Upon adoption of SFAS No. 133 and SFAS No. 138 on July 1, 2000, the Company marked-to-market the fair value of these derivative instruments into earnings as the Company decided not to designate these derivatives as part of a hedge transaction under the requirements of SFAS No. 133 and 138. Accordingly, the Company recorded a $1.3 million loss as a cumulative-effect adjustment into earnings during the first quarter of fiscal 2001.

     The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

FISCAL YEAR
-----------
   2001        $ 8,086
   2002          6,987
   2003         18,753
   2004         24,647
   2005             --

5. FEDERAL AND STATE INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities at June 30, 2000 and June 30, 1999 are as follows (in thousands of dollars):

                                                        JUNE 30,
                                                 ----------------------
                                                   2000          1999
                                                 --------      --------
Deferred tax asset (liability) - current:
    Cash bonus plan                              $     74         2,756
    Turnaround costs                                 (159)         (905)
    Other                                            (816)         (537)
                                                 --------      --------
         Total current                           $   (901)     $  1,314
                                                 ========      ========

Deferred tax asset (liability) - noncurrent:
    Investment in land                           $  4,573      $  4,828
    Cash bonus plan                                    --           733
    Property, plant and equipment                 (64,275)      (65,872)
    Other                                            (170)         (220)
                                                 --------      --------
                                                  (59,872)      (60,531)
    Valuation allowance                            (2,072)           --
                                                 --------      --------
         Total noncurrent                        $(61,944)     $(60,531)
                                                 ========      ========

     The Company recognized a $2.1 million valuation allowance in current year earnings against the deferred tax benefit for the investment in land, which was not likely to be realized for the portion of the capital loss carryforward, which expires in fiscal year 2003.

                        TEXAS PETROCHEMICALS CORPORATION

     The current deferred tax asset (liability) is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousand of dollars):

                                           YEAR ENDED JUNE 30,
                                   ------------------------------------
                                     2000          1999          1998
                                   --------      --------      --------
Current:
      Federal                      $ 12,308      $  5,296      $  4,368
      State                           2,020           702           936
                                   --------      --------      --------
                                     14,328         5,998         5,304
                                   --------      --------      --------
Deferred:
      Federal                         3,628        (1,460)       (1,680)
      State                              --            --            --
                                   --------      --------      --------
                                      3,628        (1,460)       (1,680)
                                   --------      --------      --------
          Total provision
              for income taxes     $ 17,956      $  4,538      $  3,624
                                   ========      ========      ========

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                                   YEAR ENDED JUNE 30,
                                             ---------------------------------
                                              2000         1999          1998
                                             -------      -------      -------
Statutory federal income tax rate                 35%          35%          35%
Computed "expected" federal income tax       $12,061      $ 2,090      $   779
Increase in tax resulting from:
      State income taxes, net of
         federal benefit                       1,313          456          608
      Valuation allowance on land
         held for sale                         2,072           --           --
      Other, net                                 707          388          328
      Amortization of goodwill and other       1,803        1,604        1,909
                                             -------      -------      -------
Provision for income taxes                   $17,956      $ 4,538      $ 3,624
                                             =======      =======      =======

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows (in thousands of dollars):

                        YEAR ENDED JUNE 30,
                 -------------------------------
                   2000        1999        1998
                 -------     -------     -------
Interest         $32,479     $34,641     $33,735
Income taxes      16,407       6,897       1,641

                        TEXAS PETROCHEMICALS CORPORATION

7. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company is reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.7 million, $0.5 million, $0.8 million, for the three years ended June 30, 2000, respectively.

     Total rent expense was approximately $4.4 million, $4.6 million and $3.6 million, (net of reimbursements described above and including $0.9 million, $0.7 million and $.7 million for the rental of barges) for the three years ended June 30, 2000, respectively. Future minimum lease payments at June 30, 2000 are as follows (in thousands of dollars):

     FISCAL YEAR
     -----------
        2001         $3,984
        2002          2,633
        2003          1,198
        2004            278
        2005             --

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

     Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. Environmental Protection Agency, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to

                        TEXAS PETROCHEMICALS CORPORATION
comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations.

     The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV has not yet led to the filing of a judicial complaint against the Company. The EPA, the Department of Justice, and the Company are currently exploring the possibility of an agreed upon settlement of issues. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flow.

     A bill (S.B. 2962) has been introduced in Congress to reduce the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the CAA beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

8. EMPLOYEE BENEFITS

PROFIT SHARING PLAN

     The Company has a profit sharing plan that covers all full-time employees that have completed 90 days or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund. The Company matches at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was approximately $0.2 million for each of the proceeding three years, respectively. Additionally, the Company made additional discretionary contributions to the plan, which amounted to approximately $2.3 million, $2.0 million and $2.1 million, for the three years ended June 30, 2000, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

     In connection with the Acquisition, the Parent established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of

                        TEXAS PETROCHEMICALS CORPORATION
the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares will be released and allocated to ESOP participants' accounts as the ESOP Loan is discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan is reported as compensation expense. Principal and interest payments made for the three years ended June 30, 2000 amounted to $2.2 million, $2.4 million and $2.6 million, respectively. As of June 30, 2000, 80,000 shares have been allocated to employees.

CASH BONUS PLAN LIABILITY

     In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who had contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount is to be paid in sixteen quarterly installments which began in October 1996. During the year ended June 30, 2000 $9.6 million was paid to eligible participants and the remaining $.02 million, which fully retires the debt, was paid in July 2000.

9. RELATED PARTY TRANSACTIONS

     In December 1999 the Company made a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2000. The loan carries an interest rate of 8%.

     In June 1998 the Company issued $0.2 million to its Executive Vice President and Chief Financial Officer which has been paid in full as of June 30, 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

     During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. No such expenditures were made in fiscal 2000. The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

10. CONCENTRATION OF CREDIT RISK

     The Company sells its products primarily to chemical and petroleum based companies in North America. For the three years ended June 30, 2000 approximately 34%, 34% and 41%, respectively, of the Company's sales were to four customers. The Company had two customers, which represented 11% and 14% of sales during the year ended June 30, 2000 and 1999, and 13% and 15% of sales during the year ended June 30, 1998. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

     The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is minimal.

                        TEXAS PETROCHEMICALS CORPORATION

11. FINANCIAL INSTRUMENTS

     At June 30, 2000 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 4), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable.

     The Company enters into certain derivative financial instruments as part of its interest rate risk management and commodity price risk management. See Note 4 for a discussion of interest rate derivative financial instruments. At June 30, 2000, the Company had open futures contracts to sell unleaded gas with notional volumes totaling 79,000 barrels. The Company also had open swap contracts with notional volumes totaling 150,000 barrels. All of these commodity contracts mature within three months. Interest rate swaps, caps, collars and floors are classified as matched transactions. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. Gains and losses associated with commodity-related derivative instruments are recognized in earnings concurrently with the related hedged transaction. The fair value of derivative financial instruments are the amounts at which they could be settled based on estimates from dealers. As of June 30, 2000, reporting the estimated fair values of derivative financial instruments would result in a loss of approximately $1.3 million on the interest-rate instruments and a gain of approximately $0.7 million on the commodity instruments. See discussion of the impact of adopting SFAS No. 133 and SFAS No. 138, effective July 1, 2000, in Notes 2 and 4.

12. SUBSEQUENT EVENT

     Effective July 1, 2000 the Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 13, 2000 the Audit Committee of the Board of Directors of TPC Holding Corp., general partner of Texas Petrochemicals LP (formerly Texas Petrochemicals Corporation) recommended, and the Company's Board of Directors approved, the engagement of PricewaterhouseCoopers LLP to audit the consolidated financial statements of the Company for the fiscal year ending June 30, 2001. In connection with the audits of the Company's consolidated financial statements for the three years ended June 30, 2000, (i) the Company had no disagreements with Deloitte & Touche LLP ("D&T"), the Company' former auditors, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of D&T, would have caused D&T to make reference to the matter in their reports; and (ii) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one-year term or until such person's successor is duly elected and qualified.


                                                                                              Years of
                                                                                          service with the
                                                                                               Company
Name                         Age   Position                                              or its predecessors
----                         ---   --------                                              -------------------
Hunter W. Henry Jr.          72    Director                                                         2
William R. Huff              50    Director                                                         4
William A. McMinn            70    Director and Chairman                                           16
Steve A. Nordaker            53    Director                                                         3
Susan O. Rheney              41    Director                                                         4
Gary L. Rosenthal            51    Director                                                         2
John T. Shelton              69    Director                                                        16
Guy E. Sutherland            64    Director                                                         1
B. W. Waycaster              61    Director, President and Chief Executive Officer                  8
Carl S. Stutts               53    Executive Vice President, Chief Financial Officer                2
Stephen R. Wright            52    Sr. Vice President, Secretary and General Counsel                4
William F. Howard            57    Sr. Vice President Operations                                   24


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

     Mr. Huff has been President of the General Manager of WRH Partners, L.L.C., the General Partner of The Huff Alternative Income Fund, L.P. (the "Huff Fund") since 1994. He also has been President of one of the general managers of W.R. Huff Asset Management Co., L.L.C., an investment management firm, since 1984. Mr. Huff serves on the Board of Directors as the designee of the Huff Fund and also services on the Board of Directors of e.spire Communications, Inc.

     Mr. McMinn has been Chairman of the Board of the Company since 1996. He was Corporate Vice President and Manager of the Industrial Chemical Group of FMC Corporation, a manufacturer of machinery and chemical products, from 1973 through 1985. He became President and Chief Executive Officer of Cain Chemical Inc., a producer of petrochemicals, in 1987 and served in that capacity until its acquisition by Occidental Petroleum in May 1988. He became Chairman of the Board of Directors of Arcadian Corporation in August 1990 and served in that capacity until it was sold in April 1997.

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

     Ms. Rheney has been a principal of The Sterling Group, Inc. since February 1992. She worked as an independent financial consultant from December 1990 to January 1992. Prior to that time, from June 1987 to November 1990, she was an associate at Sterling. Ms. Rheney is also a director of American Plumbing & Mechanical, Inc.

     Mr. Rosenthal has served as President of Heaney Rosenthal, Inc. which focuses on investment, acquisition and advice to various businesses since 1994, and as Chairman of the Board, President and CEO of AXIA Incorporated since 1998. Mr. Rosenthal previously served as Chairman of the Board (1990-1994) and CEO
(1994) of Wheatley TXT Corp.

     Mr. Shelton previously served as Vice Chairman of the Board, Executive Vice President and Chief Operations Officer of the Company from 1983 to 1996. Prior thereto, Mr. Shelton held various positions in the chemicals industry including Vice President - Manufacturing of Oxirane Corporation and Manager - Manufacturing/Engineering of Atlantic Richfield Company.

     Mr. Sutherland has held various management positions in Phillips Petroleum Company including President, Phillips Driscopipe, President, Applied Automation, Vice President, Chemicals and Senior Vice President Phillips Chemical Company. Mr. Sutherland was employed by Phillips for 41 years and spent time on Wall Street for the Company as well as in Washington, DC where he was on loan to the government as part of the Presidents Executive Exchange Program. He was Chairman of the NPRA Petrochemical Committee and on the Executive Committee of the NPRA and was active in CMA. He currently serves on the Board of WeststarBank, member Arvest Group, the Advisory Board of ChemConnect, Inc. and as Managing Member of Sutherland-Wheeler Farm LLC.

     Mr. Waycaster has been President and Chief Executive Officer of the Company since 1992. Prior thereto, Mr. Waycaster spent 27 years with The Dow Chemical Company and was serving as Vice President of the Hydrocarbons and Resources when he left to join the Company. Mr. Waycaster is a Board member of the American Chemistry Council, National Petrochemical and Refiners Association, and serves on the Advisory Board of ChemConnect, Inc.

     Mr. Stutts joined the Company in April 1998 as Vice President of Finance and Corporate Development, and in March 2000 was promoted to Executive Vice President. Previously, he was a general partner of Columbine Venture Funds, an institutional venture capital fund focusing on investments in early stage companies. From 1971 to 1988 he held various management positions in Tenneco, Inc. and its subsidiary companies. He is on the Board of Compensation Committee of Bolder Technologies Corp.

     Mr. Wright joined the Company in August 1996 as Vice President and General Counsel. From January 1996 until he joined the Company, Mr. Wright was engaged in the private practice of law, either as a sole practitioner or of counsel to Andrews & Kurth, L.L.P. For over five years prior thereto, Mr. Wright was the Vice President and General Counsel or the Senior Vice President and General Counsel of Destec Energy, Inc. In July 1999, he was named Senior Vice President for Law and Administration.

     Mr. Howard has been Vice President Operations of the Company since July 1999, and he was promoted to Senior Vice President Operations in March 2000. He joined the Company in 1976 and has held various positions in Manufacturing and Maintenance. Prior to 1976, Mr. Howard was with Exxon Chemical. Mr. Howard has 30 years of experience in the chemicals industry.

COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the total value of compensation received by the Chief Executive Officer and the four most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company for the three years ended June 30, 2000.


                           SUMMARY COMPENSATION TABLE

Name and Principal Position                       Year(1)             Salary               Bonus
---------------------------                       -------             ------               -----
B. W. Waycaster, President and
  Chief Executive Officer                           2000             $300,000             $575,436
                                                    1999              300,000              459,156
                                                    1998              300,000              507,186

Stephen R. Wright, Senior Vice
  President, Secretary and
  General Counsel                                   2000             $180,000             $345,272
                                                    1999              180,000              275,494
                                                    1998              180,000              281,138

H.E. Sebastian
  Vice President, Marketing and Supply           (2)2000             $131,250             $335,671
                                                    1999              175,000              265,500
                                                    1998               58,333               19,779

Carl S. Stutts, Executive Vice President,
  Chief Financial Officer                           2000             $175,000             $335,671
                                                    1999              175,000              267,841
                                                    1998               41,761                   --

William F. Howard, Senior Vice President
  Operations                                        2000             $150,000             $223,762


----------

(1) None of the executive officers has received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

(2)  Mr. Sebastian resigned from the Company in March 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Texas Petrochemical Holdings, Inc. owns 100% of the outstanding shares of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

9. RELATED PARTY TRANSACTIONS

     In December 1999 the Company made a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2000. The loan carries an interest rate of 8%.

     In June 1998 the Company issued $0.2 million to its Executive Vice President and Chief Financial Officer which has been paid in full as of June 30, 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

     During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and shareholder of the Company. The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form S-4, File No. 333-11569).

          3.2       Bylaws of the Company (incorporated by reference to Exhibit
                    3.2 of Form S-4, File No. 333-11569).

          3.3       Certificate of Limited partnership of Texas Petrochemicals
                    LP.

          3.4       Agreement of Limited partnership of Texas Petrochemicals LP.

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

          4.3 First Supplemental Indenture dated June 28, 2000 amending and supplementing Senior Discount Notes due 2007.

          5.1 Opinion of Bracewell & Patterson as to the validity of the 11 1/8% Senior Subordinated Notes die 2006 and the validity of the 11 1/8% Series B Senior Subordinated Notes due 2006. (incorporated by reference to Exhibit 5.1 of Forms S-4 File No. 333-24589).

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

         10.15 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached. (incorporated by reference to Exhibit 10.15 of Form 10-K, File No. 333-11569).

         10.16 Amended and Restated Credit Agreement among TPC Holding Corp., Texas Petrochemicals LP, Chase Bank of Texas-National Association, ABN AMRO North America, Inc. and The Bank of Nova Scotia.

         10.17 Note Modification Agreement dated June 30, 2000 between Texas Petrochemicals LP.

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

         27         Financial Data Schedule

     (b)  Financial Statement Schedules

          Not applicable

     (c)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 25, 2000.

                                      TEXAS PETROCHEMICALS LP
                                      (Registrant)

                                      By:
                                         --------------------------------------
                                                       B.W. Waycaster
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the indicated capacities on September 25, 2000.



                                                     Chairman
------------------------------------------
              William A. McMinn


                                                     Director, President and Chief Executive Officer
------------------------------------------
               B.W. Waycaster


                                                     Director
------------------------------------------
             Hunter W. Henry Jr.


                                                     Director
------------------------------------------
               William R. Huff


                                                     Director
------------------------------------------
              Steve A. Nordaker


                                                     Director
------------------------------------------
               Susan O. Rheney


                                                     Director
------------------------------------------
              Gary L. Rosenthal


                                                     Director
------------------------------------------
               John T. Shelton


                                                     Director
------------------------------------------
              Guy E. Sutherland


                                                     Executive Vice President,
------------------------------------------           Chief Financial Officer
               Carl S. Stutts

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
   3.1         Certificate of Incorporation of the Company, as amended
               (incorporated by reference to Exhibit 3.1 of Form S-4, File No.
               333-11569).

   3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Form S-4, File No. 333-11569).

   3.3         Certificate of Limited partnership of Texas Petrochemicals LP.

   3.4         Agreement of Limited partnership of Texas Petrochemicals LP.

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

   4.3 First Supplemental Indenture dated June 28, 2000 amending and supplementing Senior Discount Notes due 2007.

   5.1 Opinion of Bracewell & Patterson as to the validity of the 11 1/8% Senior Subordinated Notes die 2006 and the validity of the 11 1/8% Series B Senior Subordinated Notes due 2006
               (incorporated by reference to Exhibit 5.1 of Form S-4, File
               No. 333-11569).

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

  10.14 Employment Agreement with Bill W. Waycaster (incorporated by reference to Exhibit 10.14 of Form S-4, File No. 333-11569).

  10.15 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National
             Association, ABN AMRO North America, Inc., the Bank of Nova
             Scotia and other financial institutions listed on the signature pages attached. (incorporated by reference to Exhibit 10.15 of Form 10-K, File No. 333-11569).

  10.16      Amended and Restated Credit Agreement among TPC Holding
             Corp., Texas Petrochemicals LP, Chase Bank of Texas-National
             Association, ABN AMRO North America, Inc. and The Bank of
             Nova Scotia.

  10.17      Note Modification Agreement dated June 30, 2000 between
             Texas Petrochemicals LP.

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