Form 10-Q
period 2000-09-30
TEXAS PETROCHEMICALS LP
filed 2000-11-14
CIK 1020389

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

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


================================================================================

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of September 30, 2000 and June 30, 2000                                 1

     Consolidated Statement of Operations for the three months ended
        September 30, 2000 and 1999                                                                        2

     Consolidated Statement of Cash Flows for the three months ended
        September 30, 2000 and 1999                                                                        3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                      8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        12

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 12

Item 6. Exhibits and Reports on Form 8-K                                                                  12

Signature                                                                                                 13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       SEPTEMBER 30,      JUNE 30,
                                                                           2000             2000
                                                                       -------------     ---------

                 ASSETS
Current assets:
      Cash and cash equivalents                                           $   4,835      $  14,919
      Accounts receivable -- trade                                           66,605         64,235
      Inventories                                                            35,064         35,957
      Investment in land held for sale                                        1,068          1,068
      Other current assets                                                   11,852         11,631
                                                                          ---------      ---------
          Total current assets                                              119,424        127,810

Property, plant and equipment, net                                          217,999        219,517
Investment in land held for sale                                                990            990
Investment in and advances to limited partnership                             2,679          2,769
Goodwill, net                                                               163,832        164,978
Other assets, net of accumulated amortization                                 8,231          7,835
                                                                          ---------      ---------
          Total assets                                                    $ 513,155      $ 523,899
                                                                          =========      =========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Bank overdraft                                                      $   6,063      $   7,146
      Accounts payable -- trade                                              69,917         71,775
      Payable to parent                                                       2,740            639
      Accrued expenses                                                       11,856         18,190
      Current portion of cash bonus plan                                         --            213
      Current portion of long-term debt                                       7,098          8,086
                                                                          ---------      ---------
          Total current liabilities                                          97,674        106,049

Revolving line of credit                                                      2,050          1,650
Long-term debt                                                              268,831        275,665
Deferred income taxes                                                        61,293         61,944

Commitments and contingencies (Note 3)

Partners' equity:
      Limited partner                                                        83,959             --
      General partner                                                           848             --
      Common stock, $1 par value, 4,500,000 shares authorized
         and 4,162,000 shares issued and outstanding at June 30, 2000            --          4,162
      Additional paid in capital                                                 --         72,620
      Accumulated earnings                                                       --          3,809
      Note receivable from ESOP                                              (1,500)        (2,000)
                                                                          ---------      ---------
          Total partners' equity                                             83,307         78,591
                                                                          ---------      ---------
              Total liabilities and partners' equity                      $ 513,155      $ 523,899
                                                                          =========      =========

          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                   ----------------------------
                                                                       2000            1999
                                                                   -----------      -----------

Revenues                                                           $   220,588      $   154,002
Cost of goods sold                                                     195,620          132,049
Non-cash ESOP compensation                                                 155              130
Depreciation and amortization                                            6,122            5,864
                                                                   -----------      -----------
      Gross profit                                                      18,691           15,959

Selling, general and administrative expenses                             2,636            1,989
                                                                   -----------      -----------
           Income from operations                                       16,055           13,970

Interest expense                                                         8,029            8,255

Other income (expense), net                                               (287)             102
                                                                   -----------      -----------

           Income before income taxes and cumulative effect of
           accounting change                                             7,739            5,817

Provision for income taxes                                               3,268            2,857

Cumulative effect of accounting change
    (net of $221 income tax benefit)                                       410               --
                                                                   -----------      -----------

           Net income                                              $     4,061      $     2,960
                                                                   ===========      ===========

Basic income per share                                                              $      0.71
                                                                                    ===========

Weighted average shares outstanding                                                   4,162,000
                                                                                    ===========



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                        2000          1999
                                                                      --------      --------

Cash flows from operating activities:
      Net income                                                      $  4,061      $  2,960
      Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation of fixed assets                                       4,976         4,668
      Amortization of goodwill and other assets                          1,146         1,193
      Amortization of debt issuance costs and deferred premium             301           300
      Earnings from limited partnership                                    (60)         (124)
      Deferred income taxes                                                (17)         (442)
      Non-cash ESOP compensation                                           155           130
      Non-cash change in fair value of derivatives                         995            --
      Change in:
         Accounts receivable                                            (2,370)       (7,822)
         Inventories                                                       893          (653)
         Other assets                                                   (1,993)           79
         Accounts payable                                               (1,858)       11,692
         Payable to parent                                               2,101           763
         Accrued expenses                                               (6,968)       (5,363)
                                                                      --------      --------
             Net cash provided by operating activities                   1,362         7,381

Cash flows from investing activities:
      Capital expenditures                                              (3,458)         (876)
      Distribution from limited partnership                                150
                                                                      --------      --------
             Net cash used in investing activities                      (3,308)         (876)

 Cash flows from financing activities:
      Change in bank overdraft                                          (1,083)         (874)
      Net borrowings (repayments) under revolver                           400        (2,000)
      Payments on long-term debt                                        (7,742)       (1,910)
      Payment of cash bonus plan                                          (213)       (1,949)
      Debt issuance costs                                                   --          (152)
      Reduction in note receivable from ESOP                               500           500
                                                                      --------      --------
      Net cash used in financing activities                             (8,138)       (6,385)
                                                                      --------      --------

Net increase (decrease) in cash and cash equivalents                   (10,084)          120

Cash and cash equivalents, at beginning of period                       14,919           103
                                                                      --------      --------

Cash and cash equivalents, at end of period                           $  4,835      $    223
                                                                      ========      ========



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         NATURE OF OPERATIONS

         Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, referred to as the "Company" herein, is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl teritiary-butyle ether (MTBE) in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (v) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

         The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices that are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene, thereby providing the Company with a fixed profit margin on such sales. Methanol and isobutane are purchased at prices linked to prevailing market prices.

         GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 2000 and the results of its operations and cash flows for the interim period ended September 30, 2000. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2000. The June 30, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                             TEXAS PETROCHEMICALS LP

2.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:

                                                                            SEPTEMBER 30,         JUNE 30,
                                                                                 2000               2000
                                                                            -------------        ----------

         Finished goods                                                        $ 19,783           $ 18,505
         Raw materials                                                           14,113             15,915
         Chemicals and supplies                                                   1,168              1,537
                                                                               --------           --------
                                                                               $ 35,064           $ 35,957
                                                                               ========           ========


OTHER CURRENT ASSETS:

                                                                            SEPTEMBER 30,         JUNE 30,
                                                                                 2000               2000
                                                                            -------------        ----------

         Catalyst inventory                                                    $  7,105           $  7,402
         Deferred turnaround costs                                                1,845                452
         Prepaid and other                                                        2,902              3,777
                                                                               --------           --------
                                                                               $ 11,852           $ 11,631
                                                                               ========           ========


PROPERTY, PLANT AND EQUIPMENT:

                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                 2000              2000
                                                                            -------------       ----------

         Chemical plants                                                      $ 296,671         $ 295,124
         Construction in progress                                                11,047             9,233
         Other                                                                    5,689             5,592
                                                                              ---------         ---------
                                                                                313,407           309,949
         Less accumulated depreciation, depletion
               and amortization                                                  95,408            90,432
                                                                              ---------         ---------
                                                                              $ 217,999         $ 219,517
                                                                              =========         =========

                             TEXAS PETROCHEMICALS LP

ACCRUED EXPENSES:

                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                 2000              2000
                                                                            -------------       ----------

         Accrued interest                                                     $  7,239           $ 13,780
         Property and sales taxes                                                2,973              2,218
         State income taxes                                                        163                 --
         Other                                                                   1,481              2,192
                                                                              --------           --------
                                                                              $ 11,856           $ 18,190
                                                                              ========           ========


LONG TERM DEBT:

                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                 2000              2000
                                                                            -------------       ----------

         Bank Credit Agreement:
              Term A Loan                                                     $  11,624         $  14,402
              Term B Loan                                                        35,957            40,421
              ESOP Loan                                                           1,500             2,000
              Revolving Credit Loans                                              2,050             1,650
         Senior Subordinated Notes                                              225,000           225,000
         Deferred premium on Senior Subordinated Notes                            1,848             1,928
                                                                              ---------         ---------
                                                                                277,979           285,401
         Less current maturities                                                  7,098             8,086
                                                                              ---------         ---------
         Long-term debt                                                       $ 270,881         $ 277,315
                                                                              =========         =========

         The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.50% and 3.00% for Term A and Term B, respectively at September 30, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.50% at September 30, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. During the quarter ended September 30, 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $5.7 million towards the term loans under the Bank Credit Agreement.

                             TEXAS PETROCHEMICALS LP

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

         A bill (S.B. 2962) has been introduced in Congress to reduce the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the Clean Air Act ("CAA") beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

4.       ACCOUNTING CHANGE

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133". Accordingly, upon adoption of these pronouncements the Company recorded all derivative instruments on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle net of tax. The cumulative effect on earnings is a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

         The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate), specialty n-butylene and isobutylenes (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate feedstock produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions.

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

REVENUES

         The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three months ended September 30, 2000 and 1999.

Revenues

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     ------------------------------------
                                                                           2000                1999
                                                                     ----------------    ----------------
                                                                              (DOLLARS IN MILLIONS)

Butadiene                                                            $  44.3      20%    $  26.1      17%
Fuel Products(1)                                                       129.7      59        98.3      64
Specialty n-Butylene and Isobutylenes(2)                                42.0      19        26.2      17
Other(3)                                                                 4.6       2         3.4       2
                                                                     -------    ----     -------    ----
Total                                                                $ 220.6     100%    $ 154.0     100%
                                                                     =======    ====     =======    ====

----------

(1)      Includes revenue from sales of MTBE, butene-2 and alkylate

(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.


Sales Volumes

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ----------------------
                                                                              2000           1999
                                                                            -------         ------
                                                                   (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)

Butadiene                                                                     217.2         206.9
Fuel Products(1)                                                              110.5         127.3
Specialty n-Butylene and Isobutylenes                                         160.5         130.5

----------

(1) Volumes in millions of gallons. Includes 29.1 million and 32.3 million gallons of finished MTBE purchased for resale for the three months ended September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

         The following table sets forth an overview of the Company's results of operations.

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   -----------------------------------
                                                                         2000                1999
                                                                   ----------------    ---------------
                                                                              (DOLLARS IN MILLIONS)

Revenues                                                           $ 220.6     100%    $ 154.0     100%
Cost of goods sold                                                   195.6      89       132.0      86
Non-cash ESOP compensation                                             0.2     -           0.1       -
Depreciation and amortization                                          6.1       3         5.9       4
                                                                   -------   -----     -------   -----
      Gross profit                                                    18.7       8        16.0      10
Selling, general and administrative expenses                           2.6       1         2.0       1
                                                                   -------   -----     -------   -----
      Income from operations                                       $  16.1       7%    $  14.0       9%
                                                                   =======   =====     =======   =====

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

   REVENUES

         The Company's revenues increased by approximately 43%, or $66.6 million, to $220.6 million for the three months ended September 30, 2000 from $154.0 million for the three months ended September 30, 1999. Butadiene sales revenues increased due to higher sales prices and sales volumes than in the prior year quarter. Butadiene sales prices were higher during the current period because of strong demand and limited extraction capacity. Fuel products sales revenues increased primarily as a result of higher MTBE sales prices and higher butene-2 sales volumes as compared to the prior year quarter. MTBE prices are higher as a result of increases in gasoline and crude oil prices. Butene-2 sales volumes were higher during the current period attributable to increased production rates. Specialty n-butylene and isobutylenes sale revenues increased over the prior year quarter due to higher sales volumes and sales prices. Sales volumes for isobutylene concentrate were lower in the prior year quarter due to reduced customer demand largely attributable to temporary downtime at customer facilities. Sales prices for specialty n-butylene and isobutylenes were higher as a result of increases in feedstock costs.

GROSS PROFIT

         Gross profit increased by approximately 17%, or $2.7 million, to $18.7 million for the three months ended September 30, 2000 from $16.0 million for the three months ended September 30, 1999. Gross margin during this period decreased to 8.5% from 10.4%. Gross profit during the current period increased principally due to higher sales volumes of butadiene and higher margins on MTBE sales. MTBE gross profit increased as a result of higher sales prices that were partially offset by lower sales volumes resulting from a scheduled maintenance turnaround. Gross profit from specialty n-butylene and isobutylenes was unchanged as higher sales volumes offset the impact of higher raw material costs.

   INCOME FROM OPERATIONS

         Income from operations increased by approximately 15%, or $2.1 million, to $16.1 million for the three months ended September 30, 2000 from $14.0 million for the three months ended September 30, 1999. Operating margin during this period decreased to 7.3% from 9.1%. This increase in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. The selling, general and administrative costs increased due to higher MTBE advocacy costs and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Three months ended September 30, 2000 compared to the three months ended September 30, 1999

         Net cash provided by operating activities was $1.4 million for the three months ended September 30, 2000 compared to $7.4 million for the three months ended September 30, 1999. The decrease of $6.0 million was primarily attributable to changes in working capital. Net cash used in investing activities was $3.3 million for the three months ended September 30, 2000 compared to $0.9 million for the three months ended September 30, 1999. The increase of $2.4 million was attributable to higher capital expenditures. Net cash used in financing activities was $8.1 million for the three months ended September 30, 2000 compared to $6.4 million for the three months ended September 30, 1999. The increase of $1.8 million was attributable to repayments of borrowing under the term loans of the Bank Credit Agreement.

   LIQUIDITY

         The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility of which $2.1 million was used at September 30, 2000, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. During the quarter ended September 30, 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement.

   CAPITAL EXPENDITURES

         The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for three months ended September 30, 2000 were $3.5 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant quantitative or qualitative changes during the first fiscal quarter of 2001 in the Company's risk sensitive instruments.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27  Financial Data Schedule

         (b)      Reports on Form 8-K

                  On September 18, 2000 the Company filed a Form 8-K describing a change in its certified accountants.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             TEXAS PETROCHEMICALS LP
                                                  (Registrant)




Dated:  November 14, 2000         By:         /s/   Carl S. Stutts
                                     ------------------------------------------
                                                     (Signature)
                                                    Carl S. Stutts
                                              Executive Vice President,
                                               Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

27                         Financial Data Schedule