Form 10-Q
period 2000-12-31
TEXAS PETROCHEMICALS LP
filed 2001-02-14
CIK 1020389

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

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO
                                         -----------   ----------------

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


--------------------------------------------------------------------------------

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of December 31, 2000 and June 30, 2000                                  1

     Consolidated Statement of Operations for the six months ended
        December 31, 2000 and 1999                                                                         2

     Consolidated Statement of Cash Flows for the six months ended
        December 31, 2000 and 1999                                                                         3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                         9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        13

                                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 13

Item 6. Exhibits and Reports on Form 8-K                                                                  13

Signature                                                                                                 14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           DECEMBER 31,         JUNE 30,
                                                                               2000               2000
                                                                           ------------       ------------
                                    ASSETS
Current assets:
      Cash and cash equivalents                                            $        106       $     14,919
      Accounts receivable - trade                                                78,865             64,235
      Inventories                                                                42,809             35,957
      Investment in land held for sale                                            1,068              1,068
      Other current assets                                                       13,708             11,631
                                                                           ------------       ------------
          Total current assets                                                  136,556            127,810

Property, plant and equipment, net                                              216,352            219,517
Investment in land held for sale                                                    990                990
Investment in and advances to limited partnership                                 2,732              2,769
Goodwill, net                                                                   162,686            164,978
Other assets, net of accumulated amortization                                     8,099              7,835
                                                                           ------------       ------------
          Total assets                                                     $    527,415       $    523,899
                                                                           ============       ============

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Bank overdraft                                                       $      7,477       $      7,146
      Accounts payable - trade                                                   69,587             71,775
      Payable to parent                                                              --                639
      Accrued expenses                                                           19,197             18,190
      Current portion of cash bonus plan                                             --                213
      Current portion of long-term debt                                           6,798              8,086
                                                                           ------------       ------------
          Total current liabilities                                             103,059            106,049

Revolving line of credit                                                         15,000              1,650
Long-term debt                                                                  267,201            275,665
Deferred income taxes                                                            60,377             61,944

Commitments and contingencies (Note 3)

Partners' equity:
      Limited partner                                                            81,950                 --
      General partner                                                               828                 --
      Common stock, $1 par value, 4,500,000 shares authorized
         and 4,162,000 shares issued and outstanding at June 30, 2000                --              4,162
      Additional paid in capital                                                     --             72,620
      Accumulated earnings                                                           --              3,809
      Note receivable from ESOP                                                  (1,000)            (2,000)
                                                                           ------------       ------------
          Total partners' equity                                                 81,778             78,591
                                                                           ------------       ------------
              Total liabilities and partners' equity                       $    527,415       $    523,899
                                                                           ============       ============

          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             DECEMBER 31,                        DECEMBER 31,
                                                     -----------------------------       -----------------------------
                                                        2000              1999              2000               1999
                                                     -----------       -----------       -----------       -----------

Revenues                                             $   202,710       $   185,976       $   423,298       $   339,978
Cost of goods sold                                       189,192           161,749           384,812           293,798
Non-cash ESOP compensation                                   265               130               420               260
Depreciation and amortization                              6,134             5,950            12,256            11,813
                                                     -----------       -----------       -----------       -----------
   Gross profit                                            7,119            18,147            25,810            34,107

Selling, general and administrative expenses               2,388             2,431             5,024             4,420
                                                     -----------       -----------       -----------       -----------
        Income from operations                             4,731            15,716            20,786            29,687

Interest expense                                           7,877             8,032            15,906            16,287

Other income (expense):
   Non-cash change in fair value of derivatives              216                --              (148)               --
   Other, net                                                178              (179)              255               (77)
                                                     -----------       -----------       -----------       -----------
                                                             394              (179)              107               (77)


        Income (loss) before income taxes                 (2,752)            7,505             4,987            13,323
           and cumulative effect of accounting
           change

Provision (benefit) for income taxes                        (458)            3,499             2,810             6,357
                                                     -----------       -----------       -----------       -----------

   Cumulative effect of accounting change
        (net of $221 income tax benefit)                      --                --              (410)               --

        Net income (loss)                            $    (2,294)      $     4,006       $     1,767       $     6,966
                                                     ===========       ===========       ===========       ===========

Income per share                                                       $      0.96                         $      1.67
                                                                       ===========                         ===========

Weighted average shares outstanding                                      4,162,000                           4,162,000
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

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                       2000               1999
                                                                   ------------       ------------
Cash flows from operating activities:
      Net income                                                   $      1,767       $      6,966
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
      Depreciation of fixed assets                                        9,965              9,411
      Amortization of goodwill and other assets                           2,292              2,400
      Amortization of debt issue costs and deferred premium                 601                600
      Earnings from limited partnership                                    (288)              (230)
      Deferred income taxes                                                (629)              (706)
      Non-cash ESOP compensation                                            420                260
      Non-cash change in fair value of derivatives                          780                 --
      Change in:
         Accounts receivable                                            (14,630)           (10,969)
         Inventories                                                     (6,852)           (10,974)
         Other assets                                                    (4,821)             3,580
         Accounts payable                                                (2,188)            14,059
         Payable to Parent                                                 (639)            (1,574)
         Accrued expenses                                                 1,007              1,434
         Distribution from limited partnership                              325                150
                                                                   ------------       ------------
             Net cash provided (used) by operating activities           (12,890)            14,407

Cash flows from investing activities:
      Capital expenditures                                               (6,800)            (5,844)
                                                                   ------------       ------------
             Net cash used in investing activities                       (6,800)            (5,844)

Cash flows from financing activities:
      Change in bank overdraft                                              331              3,455
      Net borrowings (repayments) under revolver                         13,350             (2,000)
      Payments on long-term debt                                         (9,591)            (3,819)
      Payment of cash bonus plan                                           (213)            (3,834)
      Debt issuance costs                                                    --               (152)
      Reduction in note receivable from ESOP                              1,000              1,000
                                                                   ------------       ------------
             Net cash provided (used) by financing activities             4,877             (5,350)
                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents                    (14,813)             3,213
Cash and cash equivalents, at beginning of period                        14,919                103
                                                                   ------------       ------------

Cash and cash equivalents, at end of period                        $        106       $      3,316
                                                                   ============       ============



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION

         NATURE OF OPERATIONS

         Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, referred to as the "Company" herein, is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyle ether (MTBE) in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (iv) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (v) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

         Effective July 1, 2000, Texas Petrochemicals Corporation converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change continues to have no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

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

         GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for the interim period ended December 31, 2000. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2000. The June 30, 2000 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                             TEXAS PETROCHEMICALS LP

2.       DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2000              2000
                                                                             ------------       ----------

         Finished goods                                                      $   24,537         $   18,505
         Raw materials                                                           17,006             15,915
         Chemicals and supplies                                                   1,266              1,537
                                                                             ----------         ----------
                                                                             $   42,809         $   35,957
                                                                             ==========         ==========



OTHER CURRENT ASSETS:

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2000              2000
                                                                             ------------       ----------

         Catalyst inventory                                                  $    7,374         $    7,402
         Deferred turnaround costs                                                3,580                452
         Prepaid and other                                                        2,754              3,777
                                                                             ----------         ----------
                                                                             $   13,708         $   11,631
                                                                             ==========         ==========


PROPERTY, PLANT AND EQUIPMENT:


                                                                             DECEMBER 31,         JUNE 30,
                                                                                 2000               2000
                                                                             ------------       -----------

         Chemical plants                                                     $   296,662        $   295,124
         Construction in progress                                                 14,373              9,233
         Other                                                                     5,714              5,592
                                                                             -----------        -----------
                                                                                 316,749            309,949
         Less accumulated depreciation, depletion
               and amortization                                                  100,397             90,432
                                                                             -----------        -----------
                                                                             $   216,352        $   219,517
                                                                             ===========        ===========

                             TEXAS PETROCHEMICALS LP

ACCRUED EXPENSES:


                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2000              2000
                                                                             ------------       ----------

         Accrued interest                                                    $   13,481         $   13,780
         Property and sales taxes                                                 3,802              2,218
         Other                                                                    1,914              2,192
                                                                             ----------         ----------
                                                                             $   19,197         $   18,190
                                                                             ==========         ==========


LONG TERM DEBT:


                                                                             DECEMBER 31,         JUNE 30,
                                                                                 2000               2000
                                                                             ------------       -----------
         Bank Credit Agreement:
              Term A Loan                                                    $    10,495        $    14,402
              Term B Loan                                                         35,736             40,421
              ESOP Loan                                                            1,000              2,000
              Revolving Credit Loans                                              15,000              1,650
         Senior Subordinated Notes                                               225,000            225,000
         Deferred premium on Senior Subordinated Notes                             1,768              1,928
                                                                             -----------        -----------
                                                                                 288,999            285,401
         Less current maturities                                                   6,798              8,086
                                                                             -----------        -----------
         Long-term debt                                                      $   282,201        $   277,315
                                                                             ===========        ===========

         The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.5% and 3.0% for Term A and Term B, respectively at December 31, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.5% at December 31, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement.

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

         A bill has been introduced in Congress to reduce the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the Clean Air Act ("CAA") beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be

                             TEXAS PETROCHEMICALS LP
material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

4.       ACCOUNTING CHANGE

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133". Accordingly, upon adoption of these pronouncements the Company recorded all transactions covered by this SFAS on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle net of tax. The cumulative effect on earnings is a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere in this report.

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

MTBE ENVIRONMENTAL AND MARKET ISSUES

         There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California enacted a law banning MTBE from gasoline as of December 31, 2002. Seven other states (Arizona, Connecticut, Maine, Minnesota, Nebraska, New York and South Dakota) have enacted similar laws, providing for reduction or elimination of MTBE from gasoline. In addition, the State of California has adopted a maximum contaminant level ("MCL") for MTBE in drinking water supplies of 13 ppb. If MTBE is found at levels exceeding 13 ppb, it is expected that the water would have to be treated to reduce MTBE concentration to a level at or below 13 ppb. In addition, a bill has been introduced in Congress to eliminate the use of MTBE nationwide within four (4) years of enactment of the bill, and to allow states to opt out of the oxygenate requirement of the CAA beginning in 2001. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer (IARC), the National Toxicology Program (NTP) and the California Cancer Identification Committee (CIC) have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

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

REVENUES

         The Company's revenues are a function of the volume of products sold by the Company and the prices for such products. The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three and six months ended December 31, 2000 and 1999, respectively.

Revenues


                                         THREE MONTHS ENDED                                    SIX MONTHS ENDED
                                             DECEMBER 31,                                         DECEMBER 31,
                           -----------------------------------------------       ------------------------------------------------
                                    2000                      1999                       2000                        1999
                           --------------------       --------------------       --------------------       ---------------------
                                                                  (DOLLARS IN MILLIONS)
Butadiene                  $    44.6         22%      $    31.9         17%      $    88.9         21%      $    58.1         17%
Fuel Products(1)               112.4         55           115.1         62           242.1         57           213.3         63
Specialty Products(2)           40.4         20            35.4         19            82.4         19            61.6         18
Other(3)                         5.3          3             3.6          2             9.9          3             7.0          2
                           ---------      -----       ---------      -----       ---------      -----       ---------      -----
Total                      $   202.7        100%      $   186.0        100%      $   423.3        100%      $   340.0        100%
                           =========      =====       =========      =====       =========      =====       =========      =====

----------
(1)      Includes revenues from sales of MTBE, butene-2 and alkylate.

(2) Includes revenues from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes


                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       DECEMBER 31,                         DECEMBER 31,
                                                 -----------------------              -----------------------
                                                  2000             1999                2000             1999
                                                 ------          -------              -------          ------
                                                            (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                         196.8            221.8               414.0            428.7
Fuel Products(1)                                  111.3            139.4               221.8            266.8
Specialty Products                                147.6            161.5               308.0            292.0

----------

(1) Volumes in millions of gallons. Includes 88.3 million, 133.6 million, 183.1 million and 250.4 million gallons of MTBE, of which 39.3 million, 47.1 million, 68.4 million and 79.3 million gallons were MTBE purchased for resale for the three and six months ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

         The following table sets forth an overview of the Company's results of operations.


                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    DECEMBER 31,                            DECEMBER 31,
                                       -------------------------------------     -------------------------------------
                                              2000                1999                  2000                 1999
                                       ----------------     ----------------     ----------------     ----------------
                                                                  (DOLLARS IN MILLIONS)
Revenues                               $   202.7    100%    $   186.0    100%    $   423.3    100%    $   340.0    100%
Cost of goods sold                         189.2     93         161.8     87         384.8     91         293.8     86
Non-cash ESOP compensation                    .3     --           0.1     --            .4     --           0.3     --
Depreciation and amortization                6.1      3           6.0      3          12.3      3          11.8      4
                                       ---------    ---     ---------    ---     ---------    ---     ---------    ---
      Gross profit                           7.1      4          18.1     10          25.8      6          34.1     10
Selling, general and administrative          2.4      1           2.4      1           5.0      1           4.4      1
                                       ---------    ---     ---------    ---     ---------    ---     ---------    ---
      Income from operations           $     4.7      2%    $    15.7      9%    $    20.8      5%    $    29.7      9%
                                       =========    ===     =========    ===     =========    ===     =========    ===


Three months ended December 31, 2000 compared to the three months ended December 31, 1999

    REVENUES

         The Company's revenues increased by approximately 9%, or $16.7 million, to $202.7 million for the three months ended December 31, 2000 from $186.0 million for the three months ended December 31, 1999. Butadiene sales revenues increased during the current quarter due to higher sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values and limited domestic supply. Sales revenues for fuel products decreased slightly from the prior year quarter primarily as a result of lower MTBE sales volumes. MTBE sales volumes declined due to lower production volumes as a result of a planned maintenance turnaround that was extended due to unfavorable economics.

Specialty isobutylenes sale revenues increased over the prior year quarter due to higher sales prices. Sales prices for specialty n-butylene and isobutylenes were higher as a result of increases in raw material costs.

     GROSS PROFIT

         Gross profit decreased by approximately 61%, or $11.0 million, to $7.1 million for the three months ended December 31, 2000 from $18.1 million for the three months ended December 31, 1999. Gross margin during this quarter decreased to 4% from 10%. Lower butadiene sales volumes and lower product margins on MTBE and specialty isobutylenes contributed to reduced profits. Margins were negatively impacted by higher energy and raw material costs.

     INCOME FROM OPERATIONS

         Income from operations decreased by approximately 70%, or $11 million, to $4.7 million for the three months ended December 31, 2000 from $15.7 million for the three months ended December 31, 1999. Operating margin during this period decreased to 2% from 9%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. Selling, general and administrative costs remained unchanged over the prior year.

Six months ended December 31, 2000 compared to the six months ended December 31, 1999

     REVENUES

         The Company's revenues increased by approximately 25%, or $83.3 million, to $423.3 million for the six months ended December 31, 2000 from $340.0 million for the six months ended December 31, 1999. Butadiene sales revenues increased during the current period due to higher sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values and limited domestic supply. Sales revenues for fuel products increased compared to prior year period due to higher butene-2 sales volumes, the introduction of alkylate sales and higher average MTBE sales prices, which offset lower sales volumes. Butene-2 sales volumes increased due to higher production rates. MTBE sales prices increased as a result of higher gasoline and crude oil prices. Sales revenues for speciality products increased 34% during the current period due to higher sales prices and higher speciality isobutylenes sales volumes. Sales prices increased as a result of higher raw material costs, while sales volumes were higher due to an increase in customer demand.

     GROSS PROFIT

         Gross profit decreased by approximately 24%, or $8.3 million, to $25.8 million for the six months ended December 31, 2000 from $34.1 million for the six months ended December 31, 1999. Gross margin during this period decreased to 6% from 10%. Lower butadiene sales volumes and lower product margins on MTBE and specialty isobutylenes contributed to reduced profits. Margins were negatively impacted by higher energy and raw material costs.

     INCOME FROM OPERATIONS

         Income from operations decreased by approximately 30%, or $8.9 million, to $20.8 million for the six months ended December 31, 2000 from $29.7 million for the six months ended December 30, 1999. Operating margin during this period decreased to 5% from 9%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. The selling, general and administrative costs increased due to higher consulting expenses and MTBE advocacy costs.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Six months ended December 31, 2000 compared to the six months ended December 31, 1999

         Net cash used in operating activities was $12.9 million for the six months ended December 31, 2000 compared to $14.4 million net cash provided for the six months ended December 31, 1999. The decrease of $27.3 million was primarily attributable to reduced net income and changes in working capital. Net cash used in investing activities was $6.8 million for the six months ended December 31, 2000 compared to $5.8 million for the six months ended December 31, 1999. The increase of $1.0 million was attributable to higher capital expenditures. Net cash provided by financing activities was $4.9 million for the six months ended December 31, 2000 compared to $5.4 million net cash used for the six months ended December 31 1999. The increase of $10.3 million provided was attributable to net borrowings under the revolver credit facility.

   LIQUIDITY

         The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow was significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility of which $25 million was available at December 31, 2000, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement.

   CAPITAL EXPENDITURES

         The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for six months ended December 31, 2000 were $6.8 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no significant quantitative or qualitative changes during the second fiscal quarter of 2001 in the Company's risk sensitive instruments.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended December 31, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      TEXAS PETROCHEMICALS LP
                                                            (Registrant)




Dated: February 14, 2001                          By:    /s/  Carl S. Stutts
                                                     ---------------------------
                                                              (Signature)
                                                            Carl S. Stutts
                                                       Executive Vice President,
                                                       Chief Financial Officer