Form 10-Q
period 2001-03-31
TEXAS PETROCHEMICALS LP
filed 2001-05-15
CIK 1020389

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

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS


                                                                                           Page
                                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

      Consolidated Balance Sheet as of March 31, 2001 and June 30, 2000                      1

      Consolidated Statement of Operations for the three and nine months ended
         March 31, 2001 and 2000                                                             2

      Consolidated Statement of Cash Flows for the nine months ended
         March 31, 2001 and 2000                                                             3

      Notes to Consolidated Financial Statements                                             4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                          9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                          13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                   13

Item 6. Exhibits and Reports on Form 8-K                                                    13

Signature                                                                                   14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                             MARCH 31,         JUNE 30,
                                                                               2001             2000
                                                                             ---------        ---------
                         ASSETS
Current assets:
       Cash and cash equivalents                                             $     123        $  14,919
       Accounts receivable - trade                                              75,934           64,235
       Inventories                                                              43,664           35,957
       Investment in land held for sale                                              -            1,068
       Other current assets                                                     15,114           11,631
                                                                             ---------        ---------
            Total current assets                                               134,835          127,810

Property, plant and equipment, net                                             214,709          219,517
Investment in land held for sale                                                   990              990
Investment in and advances to limited partnership                                2,667            2,769
Goodwill, net                                                                  161,541          164,978
Other assets, net of accumulated amortization                                    7,023            7,835
                                                                             ---------        ---------
            Total assets                                                     $ 521,765        $ 523,899
                                                                             =========        =========

       LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
       Bank overdraft                                                        $   5,396        $   7,146
       Accounts payable - trade                                                 64,782           71,775
       Payable to parent                                                           898              639
       Accrued expenses                                                         11,500           18,190
       Current portion of cash bonus plan                                            -              213
       Current portion of long-term debt                                         6,497            8,086
                                                                             ---------        ---------
            Total current liabilities                                           89,073          106,049

Revolving line of credit                                                        23,900            1,650
Long-term debt                                                                 265,572          275,665
Deferred income taxes                                                           59,704           61,944

Commitments and contingencies (Note 3)

Partners' equity:
       Limited partner                                                          83,176                -
       General partner                                                             840                -
       Common stock, $1 par value, 4,500,000 shares authorized
          and 4,162,000 shares issued and outstanding at June 30, 2000               -            4,162
       Additional paid in capital                                                    -           72,620
       Accumulated earnings                                                          -            3,809
       Note receivable from ESOP                                                  (500)          (2,000)
                                                                             ---------        ---------
            Total partners' equity                                              83,516           78,591
                                                                             ---------        ---------
                Total liabilities and partners' equity                       $ 521,765        $ 523,899
                                                                             =========        =========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         MARCH 31,                           MARCH 31,
                                                              ------------------------------       ------------------------------
                                                                 2001               2000               2001               2000
                                                              -----------        -----------       -----------        -----------

Revenues                                                      $   221,273        $   192,580       $   644,571        $   532,558
Cost of goods sold                                                202,761            170,590           587,573            464,388
Non-cash ESOP compensation                                            265                155               685                415
Depreciation and amortization                                       6,152              5,955            18,408             17,768
                                                              -----------        -----------       -----------        -----------
   Gross profit                                                    12,095             15,880            37,905             49,987

Selling, general and administrative expenses                        2,332              1,943             7,356              6,363
                                                              -----------        -----------       -----------        -----------
         Income from operations                                     9,763             13,937            30,549             43,624

Interest expense                                                    8,184              8,138            24,090             24,425

Other income (expense):
   Non-cash change in fair value of derivatives                       871                  -               723                  -
   Loss on sale of investment in land held for sale                  (327)                 -              (327)                 -
   Other, net                                                         182                 78               437                  1
                                                              -----------        -----------       -----------        -----------
                                                                      726                 78               833                  1


         Income before income taxes and
         cumulative effect of accounting
         change                                                     2,305              5,877             7,292             19,200

Provision for income taxes                                          1,331              2,912             4,141              9,268
                                                              -----------        -----------       -----------        -----------

   Cumulative effect of accounting change
         (net of $221 income tax benefit)                               -                  -              (410)                 -

         Net income                                           $       974        $     2,965       $     2,741        $     9,932
                                                              ===========        ===========       ===========        ===========

Income per share                                                                 $       .71                          $      2.39
                                                                                 ===========                          ===========

Weighted average shares outstanding                                                4,162,000                            4,162,000
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

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                           2001            2000
                                                                         --------        --------
Cash flows from operating activities:
       Net income                                                        $  2,741        $  9,932
       Adjustments to reconcile net income to net cash
           provided by operating activities:
       Depreciation of fixed assets                                        14,971          14,160
       Amortization of goodwill and other assets                            3,437           3,608
       Amortization of debt issue costs and deferred premium                  904             901
       Earnings from limited partnership                                     (423)           (249)
       Loss of sale on investment in land held for sale                       327               -
       Deferred income taxes                                                 (977)         (1,239)
       Non-cash ESOP compensation                                             685             415
       Non-cash change in fair value of derivatives                           (92)              -
       Change in:
           Accounts receivable                                            (11,699)        (10,941)
           Inventories                                                     (7,707)        (11,681)
           Other assets                                                    (4,041)          6,534
           Accounts payable                                                (6,993)          8,219
           Payable to Parent                                                  259          (1,149)
           Accrued expenses                                                (7,635)         (6,687)
       Distribution from limited partnership                                  525             350
                                                                         --------        --------
               Net cash provided (used) by operating activities           (15,718)         12,173

Cash flows from investing activities:
       Capital expenditures                                               (10,163)        (14,908)
       Proceeds from sale of investment in land held for sale                 741               -
                                                                         --------        --------
               Net cash used in investing activities                       (9,422)        (14,908)

 Cash flows from financing activities:
       Change in bank overdraft                                            (1,750)          6,029
       Net borrowings (repayments) under revolver                          22,250          11,100
       Payments on long-term debt                                         (11,443)         (5,730)
       Payment of cash bonus plan                                            (213)         (5,781)
       Debt issuance costs                                                      -            (152)
       Reduction in note receivable from ESOP                               1,500           1,500
                                                                         --------        --------
               Net cash provided by financing activities                   10,344           6,966
                                                                         --------        --------

Net increase (decrease) in cash and cash equivalents                      (14,796)          4,231
Cash and cash equivalents, at beginning of period                          14,919             103
                                                                         --------        --------

Cash and cash equivalents, at end of period                              $    123        $  4,334
                                                                         ========        ========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     NATURE OF OPERATIONS

     Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, referred to as the "Company" herein, is the third largest producer of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyle ether (MTBE) in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate used as an octane enhancer and clean gasoline component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

     GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 2001 and the results of its operations and cash flows for the interim period ended March 31, 2001. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2000. The June 30, 2000 balance sheet was derived from audited

                             TEXAS PETROCHEMICALS LP
financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

2.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:


                                                    MARCH 31,       JUNE 30,
                                                      2001           2000
                                                    ---------      --------
Finished goods
Raw materials                                       $ 24,155       $ 18,505
Chemicals and supplies                                17,994         15,915
                                                       1,515          1,537
                                                    --------       --------
                                                    $ 43,664       $ 35,957
                                                    ========       ========


OTHER CURRENT ASSETS:

                                                    MARCH 31,      JUNE 30,
                                                      2001           2000
                                                    ---------      --------

Catalyst inventory                                  $  6,245       $  7,402
Deferred turnaround costs                              3,774            452
Prepaid and other                                      5,095          3,777
                                                    --------       --------
                                                    $ 15,114       $ 11,631
                                                    ========       ========


PROPERTY, PLANT AND EQUIPMENT:

                                                    MARCH 31,        JUNE 30,
                                                       2001            2000
                                                    ---------       ---------

Chemical plants                                     $ 299,457       $ 295,124
Construction in progress                               14,893           9,233
Other                                                   5,762           5,592
                                                    ---------       ---------
                                                      320,112         309,949
Less accumulated depreciation, depletion
      and amortization                                105,403          90,432
                                                    ---------       ---------
                                                    $ 214,709       $ 219,517
                                                    =========       =========

                             TEXAS PETROCHEMICALS LP

ACCRUED EXPENSES:

                                                         MARCH 31,        JUNE 30,
                                                           2001             2000
                                                         ---------       ---------

Accrued interest                                         $   6,344       $  13,780
Property and sales taxes                                     1,072           2,218
Other                                                        4,084           2,192
                                                         ---------       ---------
                                                         $  11,500       $  18,190
                                                         =========       =========


LONG TERM DEBT:

                                                         MARCH 31,        JUNE 30,
                                                            2001            2000
                                                         ---------       ---------
Bank Credit Agreement:
     Term A Loan                                         $   9,366       $  14,402
     Term B Loan                                            35,516          40,421
     ESOP Loan                                                 500           2,000
     Revolving Credit Loans                                 23,900           1,650
Senior Subordinated Notes                                  225,000         225,000
Deferred premium on Senior Subordinated Notes                1,687           1,928
                                                         ---------       ---------
                                                           295,969         285,401
Less current maturities                                      6,497           8,086
                                                         ---------       ---------
Long-term debt                                           $ 289,472       $ 277,315
                                                         =========       =========

     The Bank Credit Agreement provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the ESOP Loan, Term A Loan and Term B Loan are due on June 30, 2001, December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (1.5% and 3.0% for Term A and Term B, respectively at March 31, 2001) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.5% at March 31, 2001). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July
1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $5.7 million towards the term loans under the Bank Credit Agreement. During March 2001 the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations.

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

     ENVIRONMENTAL REGULATION

     The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. Environmental Protection Agency, the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for air emissions, wastewater discharges, and solid and hazardous waste disposal, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

     Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations.

     The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. EPA filed a complaint with respect to this NOV. The EPA, the Department of Justice, and the Company have tentatively agreed to a settlement of all issues covered by the NOV and the complaint. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flow.

     Bills have been introduced in Congress to reduce or ban the use of MTBE nationwide and to allow states to opt out of the oxygenate requirement of the Clean Air Act ("CAA"). The Company is not able to predict whether

                             TEXAS PETROCHEMICALS LP
such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Although the EPA continues to require oxygenates to be added to gasoline in certain regions of the country either year-round or during the winter months, and MTBE continues to be the leading oxygenate used, EPA has called for reduction in the use of MTBE in gasoline. Any restriction on or prohibition of the use of MTBE could have a material adverse effect on the Company's financial condition or results of operations.

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

MTBE ENVIRONMENTAL AND MARKET ISSUES

     There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California enacted a law banning MTBE from gasoline as of December 31, 2002. Ten (10) other states (Arizona, Colorado, Connecticut, Iowa, Maine, Michigan, Minnesota, Nebraska, New York and South Dakota) plus the City of Chicago, Illinois have enacted similar laws, providing for reduction or elimination of MTBE from gasoline. In addition, the State of California has adopted a maximum contaminant level ("MCL") for MTBE in drinking water supplies of 13 ppb and New York has adopted 10 ppb. If MTBE is found at levels exceeding the MCL, it is expected that the water would have to be treated to reduce MTBE concentration to a level at or below the MCL. In addition, bills have been introduced in Congress to eliminate the use of MTBE nationwide and to allow states to opt out of the oxygenate requirement of the CAA. The Company is not able to predict whether such legislation will be adopted, or, if adopted, the extent to which MTBE demand would be reduced as a result; it is possible, however, that such reduction could be material. Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer (IARC), the National Toxicology Program (NTP) and the California Cancer Identification Committee (CIC) have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

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

REVENUES

     The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three and nine months ended March 31, 2001 and 2000, respectively.

Revenues

                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                           MARCH 31,                                   MARCH 31,
                             -----------------------------------         ----------------------------------
                                  2001                2000                     2001               2000
                             ---------------    ----------------         ---------------    ---------------
                                                            (DOLLARS IN MILLIONS)
Butadiene                    $   45.3     20%   $    33.0     17%        $  134.2     21%   $   91.0     17%
Fuel Products(1)                126.8     57        114.0     59            369.0     57       327.4     61
Specialty Products(2)            43.1     20         42.3     22            125.4     19       103.9     20
Other(3)                          6.1      3          3.3      2             16.0      3        10.3      2
                             --------  -----    ---------  -----         --------  -----    --------  -----
Total                        $  221.3    100%   $   192.6    100%        $  644.6    100%   $  532.6    100%
                             ========  =====    =========  =====         ========  =====    ========  =====

----------

(1)  Includes revenues from sales of MTBE, butene-2 and alkylate.

(2) Includes revenues from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                              THREE MONTHS ENDED                           NINE MONTHS ENDED
                                    MARCH 31,                                   MARCH 31,
                          ---------------------------                 ---------------------------
                            2001               2000                     2001               2000
                          --------           --------                 -------            --------
                                         (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                   201.6              191.1                    615.6              619.8
Fuel Products(1)            107.4              120.1                    329.2              387.8
Specialty Products          152.8              184.0                    460.8              476.0

----------
(1) Volumes in millions of gallons. Includes 86.7 million, 110.1 million, 269.8 million and 361.5 million gallons of MTBE, of which 26.2 million, 28.0 million, 94.5 million and 107.3 million gallons were MTBE purchased for resale for the three and nine months ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

     The following table sets forth an overview of the Company's results of operations.

                                                        THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                              MARCH 31,                                   MARCH 31,
                                                -----------------------------------         -----------------------------------
                                                     2001                2000                     2001                2000
                                                ---------------    ----------------         ---------------    ----------------
                                                                               (DOLLARS IN MILLIONS)
Revenues                                        $  221.3    100%   $   192.6    100%        $  644.6    100%   $  532.6    100%
Cost of goods sold                                 202.8     92        170.6     89            587.6     91       464.4     88
Non-cash ESOP compensation                           0.3      -          0.1      -              0.7      -         0.4      -
Depreciation and amortization                        6.1      3          6.0      3             18.4      3        17.8      3
                                                --------  -----    ---------  -----         --------  -----    --------  -----
       Gross profit                                 12.1      5         15.9      8             37.9      6        50.0      9
Selling, general and administrative                  2.3      1          1.9      1              7.4      1         6.4      1
                                                --------  -----    ---------  -----         --------  -----    --------  -----
       Income from operations                   $    9.8      4%   $    14.0      7%        $   30.5      5%   $   43.6      8%
                                                ========  =====    =========  =====         ========  =====    ========  =====


Three months ended March 31, 2001 compared to the three months ended March 31, 2000

  REVENUES

     The Company's revenues increased by approximately 15%, or $28.7 million, to $221.3 million for the three months ended March 31, 2001 from $192.6 million for the three months ended March 31, 2000. Butadiene sales revenues increased during the current quarter due to higher sales volumes and sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values. Sales revenues for fuel products increased from the prior year quarter due to the introduction of alkylate sales and higher MTBE sales prices which offset lower MTBE sales volumes. MTBE sales prices increased as a result of higher gasoline and crude oil prices. MTBE sales volumes declined due to lower production volumes as a result of a planned maintenance turnaround that was extended due to poor economic conditions. Specialty isobutylenes sale revenues remained consistent with the prior year quarter sales revenues.

GROSS PROFIT

     Gross profit decreased by approximately 24%, or $3.8 million, to $12.1 million for the three months ended March 31, 2001 from $15.9 million for the three months ended March 31, 2000. Gross margin during this quarter decreased to 5% from 8%. Lower MTBE and specialty isobutylene sales volumes and lower product margins on specialty isobutylenes contributed to reduced profits. The decrease in MTBE margins were partially offset by a $2.0 million insurance claim and $2.1 million contribution from optimization of shipping contracts. Specialty isobutylene margins were negatively impacted by higher energy and raw material costs.

  INCOME FROM OPERATIONS

     Income from operations decreased by approximately 30%, or $4.2 million, to $9.8 million for the three months ended March 31, 2001 from $14 million for the three months ended March 31, 2000. Operating margin during this period decreased to 4% from 7%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.

Nine months ended March 31, 2001 compared to the nine months ended March 31,
2000

  REVENUES

     The Company's revenues increased by approximately 21%, or $112.0 million, to $644.6 million for the nine months ended March 31, 2001 from $532.6 million for the nine months ended March 31, 2000. Butadiene sales revenues increased during the current period due to higher sales prices. Butadiene sales prices have increased significantly compared to the prior year due to higher hydrocarbon values. Sales revenues for fuel products increased compared to prior year period due to the introduction of alkylate sales and higher average MTBE sales prices which increased as a result of higher gasoline and crude oil prices. MTBE sales volumes declined due to lower production volumes as a result of two planned maintenance turnarounds during the current period, one of which was extended due to poor economic conditions. Sales revenues for specialty products increased during the current period due to higher sales prices. Sales prices increased as a result of higher raw material costs.

     GROSS PROFIT

     Gross profit decreased by approximately 24%, or $12.1 million, to $37.9 million for the nine months ended March 31, 2001 from $50.0 million for the nine months ended March 31, 2000. Gross margin during this period decreased to 6% from 9%. Lower MTBE and specialty isobutylene sales volumes and lower product margins on specialty isobutylenes contributed to reduced profits. The decrease in MTBE margins were partially offset by a $2.0 million insurance claim and $4.1 million contribution from optimization of shipping contracts. Specialty isobutylene margins were negatively impacted by higher energy and raw material costs.

     INCOME FROM OPERATIONS

     Income from operations decreased by approximately 30%, or $13.1 million, to $30.5 million for the nine months ended March 31, 2001 from $43.6 million for the nine months ended March 30, 2000. Operating margin during this period decreased to 5% from 8%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.

LIQUIDITY AND CAPITAL RESOURCES
  CASH FLOWS

Nine months ended March 31, 2001 compared to the nine months ended March 31,
2000

     Net cash used in operating activities was $15.7 million for the nine months ended March 31, 2001 compared to $12.2 million net cash provided for the nine months ended March 31, 2000. The decrease of $27.9 million was primarily attributable to reduced net income and changes in working capital. Working capital has increased due to higher commodity prices for products purchased and sold in addition to timing of collection of receivables and sales of inventory at the end of the period. Net cash used in investing activities was $9.4 million for the nine months ended March 31, 2001 compared to $14.9 million for the nine months ended March 31, 2000. The decrease of $5.5 million was attributable to lower capital expenditures partially offset by proceeds from the sale of investment in land held for sale. Net cash provided by financing activities was $10.3 million for the nine months ended March 31, 2001 compared to $7.0 million net cash used for the nine months ended March 31, 2000. The increase of $3.3 million provided was attributable to net borrowings under the revolver credit facility.

  LIQUIDITY

     The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow was significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility of which $16.1 million was available at March 31, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility are sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $ 5.7 million towards the term loans under the Bank Credit Agreement. During March 2001 the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations.

  CAPITAL EXPENDITURES

     The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for nine months ended March 31, 2001 were $10.2 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

     The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the Clean Air Act ("CAA"). Accordingly, the State of Texas has submitted its State Implementation Plan ("SIP") to the US Environmental Protection Agency ("US EPA"), which requires significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen in Harris County. The Company anticipates the SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The Texas SIP rules are not expected to be finalized until they are accepted by the US EPA. Until such time the Company is unable to predict the cost of modifying its facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant quantitative or qualitative changes during the third fiscal quarter of 2001 in the Company's risk sensitive instruments.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.18  First Amendment to Amended and Restated Credit Agreement

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               TEXAS PETROCHEMICALS LP
                                                    (Registrant)




Dated: May 15, 2001                    By:        /s/  Carl S. Stutts
                                          ------------------------------------
                                                      (Signature)
                                                    Carl S. Stutts
                                               Executive Vice President,
                                                Chief Financial Officer

                                 Exhibit Index


Exhibit No.          Description

  10.18              First Amendment to Amended and Restated Credit Agreement