Form 10-K405
period 2001-06-30
TEXAS PETROCHEMICALS LP
filed 2001-09-28
CIK 1020389

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ........... TO ...............

                        COMMISSION FILE NUMBER 333-11569

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OR 12(g) OF THE ACT:
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

================================================================================

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
                                     PART I

Item 1. Business                                                                      1

Item 2. Properties                                                                    7

Item 3. Legal Proceedings                                                             7

Item 4. Submission of Matters to a Vote of Security Holders                           7

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters         8

Item 6. Selected Financial Data                                                       8

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                9

Item 7A. Quantitative and Qualitative Disclosures About Market Risks                 14

Item 8. Financial Statements and Supplementary Data                                  16

Item 9. Changes in and Disagreements With Accountants on Accounting                  34
             and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                          35

Item 11. Executive Compensation                                                      37

Item 12. Security Ownership of Certain Beneficial Owners and Management              38

Item 13. Certain Relationships and Related Transactions                              38

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K            39

         Signatures                                                                  41

                                     PART I

ITEM 1.  BUSINESS

         Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, referred to as the "Company" herein, is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether (MTBE) in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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

         On July 1, 1996 Texas Olefins Company ("TOC"), Texas Petrochemicals LP and a raw material supply contract of Clarkston Corporation (collectively referred to as the "Predecessor") were acquired for approximately $371 million in a series of transactions (the "Acquisition"). After the transactions, TOC was merged with and into Texas Petrochemicals LP with Texas Petrochemicals LP becoming a 100% owned subsidiary of TPC Holding Corporation, which is 100% owned subsidiary of Texas Petrochemical Holdings, Inc. (the "Parent"). Texas Petrochemicals Holdings, Inc. is a privately held company formed by a group of investors.

         On July 1, 2000 the Company converted its legal form from a corporation to a limited partnership pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation.

         The Company's principal executive offices are located at Three Riverway, Suite 1500, Houston, Texas 77056. The Company's telephone number is
(713) 627-7474.

PRODUCTS

         Butadiene is the most widely used feedstock for synthetic rubber products and is also used in the manufacture of engineered plastics, nylon fibers and other products. The Company sells butadiene to a stable customer base. As one of the largest producers of butadiene in North America, the Company believes that many of its customers place significant value on its ability to provide a reliable domestic supply of butadiene and as a result have entered into long-term sales contracts with the Company.

         The Company extracts butadiene from crude butadiene, which is generated from the production of ethylene and is comprised of a number of valuable components, including butadiene, isobutylene, n-butylenes, isobutane and n-butane. Many U.S. ethylene producers rely on third parties such as the Company to process their crude butadiene streams, as the crude butadiene volumes they produce are not sufficient to justify the construction of on-site butadiene recovery facilities. During 2001, the Company completed modifications that increased its butadiene extraction capacity by 300 million pounds per year to a total annual capacity of 1.2 billion pounds. Included in the project were changes that expanded the Company's logistical capabilities to support the increased throughput. The Company is the largest non-integrated crude butadiene processor in North America and as a result of its strategic importance to ethylene producers, the Company has been able to secure long-term supply contracts covering the majority of its crude butadiene requirements. Such contracts provide for a fixed profit margin based on the Company's selling prices for butadiene, and add a measure of stability to the Company's butadiene operations.

         MTBE is a motor gasoline blending stock, which reduces carbon monoxide and volatile organic compound emissions and enhances the octane content of gasoline. MTBE is produced by reacting methanol and isobutylene. MTBE use and demand is seasonal based on the demand for motor fuels and driving patterns. The Company's ability to produce isobutylene by three alternative methods enables it to produce MTBE by the most economical process available to the Company. The U.S. Clean Air Act ("CAA") of 1990 requires the use of an "oxygenate" in gasoline sold in certain regions that are not in compliance with air quality standards. MTBE is the predominate oxygenate used in gasoline. However, as a result of incidents in which MTBE from gasoline has been found in drinking water, the federal government and certain state governments are considering actions that could reduce or even eventually eliminate the use of MTBE in gasoline. There can be no assurance that these activities will not impact the Company's market for MTBE. A significant reduction in the demand for MTBE could have a material adverse effect on the Company's financial condition and results of operations. See "MTBE Environmental and Market Issues" for a further discussion of MTBE.

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

         High purity isobutylene is used in the production of butyl rubber, which is used to produce tires, and in specialty chemical applications such as the production of resins, antioxidants, paints and coatings, synthetic lubricant oils and rubber chemicals. The Company is currently the largest domestic merchant supplier of high purity isobutylene to the chemical market. Isobutylene concentrate is similar to high purity isobutylene in composition, although its purity is 88% isobutylene compared to 99.9% in high purity isobutylene. The Company markets isobutylene concentrate for use in the lubricant additives business as well as for use in the production of butyl rubber. The Company is the sole U.S. producer of isobutylene concentrate. Diisobutylene is used primarily as an intermediate in the manufacturing of alkylphenols for the surfactant and phenolic resins markets. Other uses include the production of tackifier and ink resins, dispersants and lubricant oil additives, and rubber and processing chemicals. The Company is the sole U.S. producer of diisobutylene.

         During fiscal year 2000 the Company completed the development and construction of a $12 million polyisobutylene plant. The plant produces various grades of polyisobutylenes, which are used to produce a broad range of chemicals including industrial specialties, lubricants and fuel dispersant additives.

         The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company's sources of isobutane and methanol are readily available from several suppliers. The inability of any one of these suppliers to continue as a source of raw materials would not have a material impact on the Company's ability to continue normal operations. The Company's crude butadiene supply is purchased generally under contract terms from several major ethylene producers. The loss of any one of the Company's largest crude butadiene suppliers would have a material impact on the Company's ability to continue normal operations. One of the Company's intermediate products, isobutylene, is used in the manufacture of MTBE and specialty isobutylenes.

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

CONTRACTS

         The Company enters into three general types of contracts in connection with its production processes: feedstock supply contracts, product sales contracts and, to a lesser extent, toll manufacturing agreements. These contracts typically have terms of two to three years and provide for successive one-year renewals unless either party objects to such renewal in a timely manner. The Company also purchases and sells products on a spot basis.

         Certain of the Company's largest customers account for a significant percentage of the Company's sales of particular products. The Goodyear Tire and Rubber Company represented 11% of sales during the years ended June 30, 2001 and 1999. Although the Company believes its relationship with Goodyear Tire and Rubber Company is good, the loss of this customer would have a material adverse effect on the Company's financial condition, results of operations or cash flows.

COMPETITION

         The petrochemicals businesses in which the Company operates are highly competitive. Many of the Company's competitors, particularly in the petrochemicals industry, are larger and have greater financial resources than the Company. Among the Company's competitors are some of the world's largest chemical companies and major integrated petroleum companies that have their own raw material resources. In addition, a significant portion of the Company's business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, may be low in the commodity product section of the Company's business, and the entrance of new competitors into the industry may reduce the Company's ability to capture improving profit margins in circumstances where overcapacity in the industry is diminishing. Further, petroleum-rich countries have recently become more significant participants in the petrochemical industry and may continue to expand their role in this industry in the future. Any of these developments would have a negative impact on the Company's financial condition, results of operations or cash flows.

         Given the nature of the markets in which it competes, the Company believes it has two primary competitive advantages over its competitors. First, the Company's position as the most significant merchant crude butadiene processor in the world has allowed it to secure supply arrangements for crude butadiene that provide for a fixed profit based on the Company's selling prices for the finished product. The Company believes that this partially limits its exposure to fluctuations in raw materials prices. Second, the Company's flexible production processes enable it to optimize production output to meet variations in customer demand. Also, the Company's flexible production processes enable the Company to conduct maintenance work on its plant equipment with minimal loss of production.


PATENTS AND LICENSES

         The Company presently owns, controls or holds right to 11 patents and seeks patent protection for its proprietary processes where feasible to do so.

MTBE ENVIRONMENTAL AND MARKET ISSUES

         There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. In addition certain States have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. Environmental Protection Agency ("EPA"), has not yet established an MCL, but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCL.

         There continues to be action in Congress to impact the use of MTBE in gasoline. The most prevalent legislative proposals would ban MTBE, eliminate the oxygen requirement of the CAA or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and have an adverse material effect on the Company's results of operations.

         Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer ("IARC"), the National Toxicology Program ("NTP") and the California Cancer Identification Committee ("CIC") have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

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

         The day-to-day operations of the Company are subject to extensive regulation under the Resource Conservation and Recovery Act ("RCRA"), the Federal Clean Water Act, the CAA and similar requirements of state law. In particular, under the CAA, the EPA and the TNRCC have promulgated, or are required to promulgate, numerous regulations that affect or will affect the operations of the Company. The most significant of these are the so-called Hazardous Organics National Emission Standard for Hazardous Air Pollutants or HON Rule, the requirements of Title V of the CAA and rules relating to the control of emissions of nitrogen oxides to reduce ozone levels in greater Houston's ozone non-attainment area.

         The HON Rule requires controls on emissions of certain listed hazardous air pollutants ("HAPs"). Butadiene, methanol, dimethylformamide, benzene, styrene, and MTBE, which are manufactured, used and/or processed by the Company, have been identified as HAPs for purposes of regulation under the CAA. Areas of concern in the Company's operations for HAP emissions include equipment leaks, process vents, product storage, transfer operations and emissions from wastewater streams.

         Nitrogen Oxide ("NOx") emission control rules adopted in 1994 required compliance by November 15, 1999. The Company has installed predictive emission monitoring systems ("PEMS") for NOx emissions on stationary sources at its boiler house.

         The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe non-attainment area for ozone under the CAA. Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which will require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen from the plants in Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of NOx by approximately 90%. However, a negotiated plan agreed to by TNRCC and the affected plants would reduce the amount of the required reductions to 75%, if certain scientific data supports such reduction. Approval by EPA of the SIP is anticipated to occur by late 2002. The Company is unable at this time to predict the cost of modifying its facilities to comply with the requirements of the SIP.

         The Company has elected to participate in the Voluntary Emissions Reduction Program ("VERP") sponsored by the TNRCC under which the Company will voluntarily obtain permits for certain air emission sources that had historically been "grandfathered" from certain permit requirements. A VERP application was submitted to the TNRCC in 2000. The VERP permit that will be issued will likely require the Company to commit to certain emission reductions. Subsequent to the Company's voluntary commitment to this permitting effort in 1998, the Texas Legislature enacted Senate Bill 766 which provides incentives for grandfathered emissions sources to apply for a voluntary emissions reduction permit instead of remaining grandfathered. In particular, grandfathered sources are invited to apply for a permit prior to September 1, 2001. As a result of legislation adopted by the Texas Legislature in 2001, facilities that do not file for a VERP by September 1, 2001 will be subject to a mandatory permit program. The permits provided for under Senate Bill 766 are expected to establish less stringent emissions controls than would be required under permits for new emissions sources. The TNRCC has promulgated rules to implement the requirements of Senate Bill 766. The Company is pursuing available options with respect to its grandfathered emissions sources that allow the Company to meet applicable air emissions requirements in a cost-effective manner. Measures likely to be required as part of Senate Bill 766 implementation are not anticipated to have a materially adverse impact on the Company or its operations.

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

         The Company has an active program to manage asbestos-containing material at its Houston facility in accordance with federal, state and local environmental, health and safety regulations. The Company does not believe that, when properly managed, these materials pose a hazard to the health of Company employees or to the environment. There is no requirement to remove these materials, provided they are properly managed. As the plant is reconfigured or additions are made, asbestos-containing materials are appropriately handled by a certified contractor.

         The wastewater treatment system for the Houston facility is 75 percent owned by the Company and 25 percent owned by the owner of an adjacent facility. The treatment system is operated by the Company. The state discharge permit is held jointly by the Company and a third party. The Company believes that the system has sufficient capacity for the Company's projected needs.

         The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The Company vigorously disputed the factual and legal basis of the NOV and settlement negotiations were initiated. The EPA, the Department of Justice, and the Company are currently finalizing a settlement that will entail a civil penalty and the installation of vapor controls on three organic liquid storage vessels on or before October 1, 2002. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

         The Company is participating with a number of other companies in a voluntary program (the "HPV Program") with EPA for assessing the safety of the Company's products. Testing is currently scheduled for butadiene and testing on other products is expected in the future. The final reports are anticipated by the end of 2002.

EMPLOYEES

         As of June 30, 2001 the Company had approximately 316 full-time employees, all of whom were salaried employees. In addition, the Company contracts with a third party to provide approximately 126 contract employees to perform routine maintenance on and around its Houston facility. The Company believes its relationship with its employees is satisfactory.

SAFETY RECORD

         The Company maintains one of the best worker's compensation records in Texas, equivalent to most clerical operations. Over the last five years, the Company only experienced two lost time injuries at the Houston Plant Site. The Company believes this record is accomplished through extensive classroom and on-the-job training as well as the efforts of its highly trained, 75-member volunteer emergency response team.

ITEM 2.  PROPERTIES

         The Company's plant is located on a 257-acre tract approximately one mile from the Houston Ship Channel and near one of the chemical industry's largest domestic processing facilities. Approximately 230 acres is owned by the Company, and 25% of the remaining 27 acres is owned by a third party. The Company leases from the Port of Houston two ship docks, which accommodate barge and ocean-going vessels, and has facilities to accommodate rail and truck service. In addition, the facility is connected by pipeline to customers and suppliers of raw materials, directly and through other major pipelines in the immediate area as well as in Texas City, and with salt dome storage facilities of other companies located at both Mont Belvieu and Pierce Junction, Texas. The Company's facility also has a laboratory for sampling and testing. The Company owns and operates a storage and terminal facility at Baytown, Texas, leases storage and terminal facilities in Lake Charles, Louisiana and Linden, New Jersey, and leases tank storage capacity in Bayonne, New Jersey. The Company also leases office space in Three Riverway Plaza, Houston, Texas as its principal executive offices. The Company believes that it has adequate facilities for the conduct of its current and planned operations.

ITEM 3.  LEGAL PROCEEDINGS

         In addition to the matters disclosed under "Environmental Regulation," the Company is a party to various claims and litigation arising in the ordinary course of its business. Management recognizes the uncertainties of litigation and the possibility that one or more adverse rulings could materially impact operating results. However, based on management's understanding of the current facts and circumstances of such claims and litigation, the ultimate resolution of such matters is not expected to have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data for the Company set forth below for the five years ended June 30, 2001 should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the related notes.


                                                                   YEAR ENDED JUNE 30,
                                               -------------------------------------------------------
                                                1997(1)      1998      1999(2)      2000      2001(3)
                                               ---------   --------   ---------   --------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:


Revenues                                       $   490.2   $  514.8   $   448.2   $  744.7   $   858.7

Income from operations                              18.3       37.4        38.7       68.0        41.1

Interest expense                                    35.2       35.7        34.0       33.5        31.7

Net income (loss)                                  (12.7)      (1.4)        1.4       16.5         6.1

Income (Loss) per common share
     Before extraordinary loss                 $   (2.71)  $  (0.34)  $    0.34   $   3.97
     Extraordinary loss                            (0.35)        --          --         --
                                               ---------   --------   ---------   --------
                                               $   (3.06)  $  (0.34)  $    0.34   $   3.97
                                               =========   ========   =========   ========

BALANCE SHEET DATA (AT PERIOD END):

Total assets                                   $   521.1   $  496.8   $   482.4   $  523.9   $   509.0

Long-term debt                                     317.7      310.8       293.5      285.4       272.1

--------
(1) Net loss for the year ended June 30, 1997 includes an extraordinary loss of $1.5 million for early extinguishment of debt.

(2) In January 1999, the estimated useful lives of certain plant assets were increased from 10 to 15 years. This change was accounted for as a change in accounting estimate and resulted in $4.2 million decrease in depreciation expense.

(3) Net income for the year ended June 30, 2001 includes a cumulative effect of accounting change of $(0.4) million related to the implementation of SFAS No. 133 and 138, Accounting for Derivative Instruments and Certain Hedging Activities. Income (loss) per common shares is not disclosed for the year ended June 30, 2001 due to the conversion of the Company to a limited partnership structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements and related notes.

OVERVIEW

         The Company's revenues are derived primarily from merchant market sales of butadiene, MTBE, alkylate, n-butylenes (butene-1 and butene-2) and specialty isobutylenes (isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials), and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which has significantly increased the demand for MTBE over the past 10 years. Historically, the Company has successfully mitigated the cyclicality of the markets for certain of its end products by entering into contracts with pricing which allows for a fixed profit by linking prices directly or indirectly to raw material costs. In addition, the Company has attempted to optimize the use of isobutylene, an intermediate product produced by the Company, to produce MTBE or higher margin specialty products depending on prevailing market conditions. See "MTBE Environmental and Market Issues" for further discussion of MTBE.

REVENUES

         The following tables set forth the Company's historical revenues and the percentages of historical revenues by product and volume of products sold.

Revenues

                                                    YEAR ENDED JUNE 30,
                                  ------------------------------------------------------
                                      1999               2000                  2001
                                  -------------     ---------------      ---------------
                                                 (DOLLARS IN MILLIONS)
Butadiene                         $   98.2   22%    $  134.2     18%     $  167.9     20%
Fuel Products (1)                    234.4   52        451.9     61         507.6     59
Specialty Products (2)               102.8   23        144.1     19         163.3     19
Other(3)                              12.8    3         14.5      2          19.9      2
                                  -------- ----     --------   ----      --------   ----
Total                             $  448.2  100%    $  744.7    100%     $  858.7    100%
                                  ======== ====     ========   ====      ========   ====

----------

(1) Includes revenues from sales of MTBE, butene-2 and alkylate.

(2) Includes revenues from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                            YEAR ENDED JUNE 30,
                                -------------------------------------------
                                 1999               2000              2001
                                ------             ------            ------
                                 (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                        821.1              844.6             785.6
Fuel Products(1)                 388.7              487.7             438.1
Specialty Products               587.4              642.0             601.6

----------
(1)  Volumes in millions of gallons. Includes 376.9 million, 449.9 million and
     358.2 million gallons of MTBE sales and 98.5 million, and 125.1 million and
     110.0 million gallons of finished MTBE purchased for resale for the three years ended June 30, 2001.

RESULTS OF OPERATIONS

         The following table sets forth an overview of the Company's results of operations.

                                                               YEAR ENDED JUNE 30,
                                            ------------------------------------------------------
                                                1999                2000                 2001
                                            -------------     ----------------     ---------------
                                                                 (DOLLARS IN MILLIONS)
Revenues                                    $  448.2  100%    $  744.7    100%     $  858.7    100%
Cost of goods sold                             374.4   84        643.2     87         782.0     91
Non-cash ESOP compensation                       0.4   --          0.6     --           1.0     --
Depreciation and amortization                   26.8    6         23.8      3          24.6      3
                                            -------- ----     --------   ----      --------   ----
      Gross profit                              46.6   10         77.1     10          51.1      6
Selling, general and administrative              7.9    2          9.1      1          10.0      1
                                            -------- ----     --------   ----      --------   ----
      Income from operations                $   38.7    8%    $   68.0      9%     $   41.1      5%
                                            ======== ====     ========   ====      ========   ====


YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

Revenues

         The Company's revenues increased by approximately 15%, or $114.0 million, to $858.7 million for the year ended June 30, 2001 from $744.7 million for the year ended June 30, 2000. The increase was due to higher product sales prices.

         Butadiene revenues increased by approximately 25%, or $33.7 million, to $167.9 million for the year ended June 30, 2001 from $134.2 million for the year ended June 30, 2000. The increase was attributable to higher sales prices, which were partly offset by lower sales volumes. Higher sales prices were experienced during the current year as a result of increased hydrocarbon values. Sales volumes were down in the second half of the year due to limited availability of crude butadiene and reduced demand from customers.

         Fuel products revenues increased by approximately 12%, or $55.7 million, to $507.6 million for the year ended June 30, 2001 from $451.9 million for the year ended June 30, 2000. The increase was caused by higher MTBE sales prices, higher butene-2 sales volumes and the introduction of alkylate sales. MTBE prices were higher during the current year as a result of increases in gasoline and crude oil prices. Butene-2 sales volumes increased due to higher production rates.

         Specialty products revenues increased by approximately 13%, or $19.2 million to $163.3 million for the year ended June 30, 2001 from $144.1 million for the year ended June 30, 2000. The increase was principally due to higher isobutylene concentrate sales prices caused by increased raw material and energy costs. Sales volumes of specialty products remained relatively unchanged.

Gross Profit

         Gross profit decreased by approximately 34%, or $26.0 million to $51.1 million for the year ended June 30, 2001 from $77.1 million for the year ended June 30, 2000. Gross margin during the current period declined by 4.5%. Gross profit decreased during the current year because of lower butadiene sales volumes and lower margin contributed from certain specialty isobutylene products. High raw material and energy costs attributed to the lower margin contributed from certain specialty products. MTBE and specialty products production volumes and margin contribution were negatively impacted by operational outages that were experienced during the fourth quarter of the current year. These outages resulted from two separate events involving a plant fire and flooding from Tropical Storm Allison. The Company estimates the impact of these operational outages at $13.0 million for fiscal year 2001. As a result of continued operational outages sustained from these events and negative inventory adjustments, the Company anticipates an additional $10.0 million financial impact during the first quarter of fiscal 2002.

Income from Operations

         Income from operations decreased by approximately 40%, or $26.9 million, to $41.1 million for the year ended June 30, 2001 from $68.0 million for the year ended June 30, 2000. Operating margin during this period decreased to 4.8% from 9.1%. The decrease in income from operations was primarily caused by the same factors contributing to the decrease in gross profit described above. The increase in selling, general and administrative costs was principally due to higher MTBE advocacy and consulting costs, and an increase in employee headcount.


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

         Fuel products revenues increased by approximately 93%, or $217.5 million, to $451.9 million for the year ended June 30, 2000 from $234.4 million for the year ended June 30, 1999. The increase was due principally to higher MTBE sales prices and higher MTBE sales volumes. MTBE prices were significantly higher particularly during the last half of fiscal year 2000 as a result of increases in gasoline and crude oil prices. In addition, during the last quarter of fiscal year 2000 MTBE prices rose dramatically as a result of new Reformulated Gas (RFG II) requirements. MTBE sales volumes were higher due to increased production rates resulting from operational efficiencies and no scheduled turnarounds for catalyst change. In addition, revenues increased because butene-2 sales volumes were sold into the fuels market.

         Specialty products revenues increased by approximately 40%, or $41.3 million to $144.1 million for the year ended June 30, 2000 from $102.8 million for the year ended June 30, 1999. The increase was due to higher sales volumes and sales prices. Sales volumes were higher due to increased customer demand and a new export business. Sales prices increased due to higher isobutylene values during the year.

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

Income from Operations

         Income from operations increased by approximately 76%, or $29.3 million, to $68.0 million for the year ended June 30, 2000 from $38.7 million for the year ended June 30, 1999. Operating margin during this period increased to 9.1% from 8.6%. The increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above. The increase in selling, general and administrative costs was primarily due to higher MTBE advocacy and consulting costs.


LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

         Net cash provided by operating activities was $30.4 million for the year ended June 30, 2001 compared to $42.9 million for the year ended June 30, 2000. The decrease of $12.5 million was primarily attributable to lower net income during the current year. Net cash used in investing activities was $13.2 million for the year ended June 30, 2001 compared to $18.8 million for the year ended June 30, 2000. The decrease of $5.6 million was caused by lower capital expenditures during the current year. Net cash used in financing activities was $12.7 million for the year ended June 30, 2001 compared to $9.3 million for the year ended June 30, 2000. The increase of $3.4 million is due primarily to a $5.7 million prepayment made during the current year towards the term loans under the Bank Credit Agreement.

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

         Net cash provided by operating activities was $42.9 million for the year ended June 30, 2000 compared to $35.2 million for the year ended June 30, 1999. The increase of $7.7 million was primarily attributable to changes in working capital. Net cash used in investing activities was $18.8 million for the year ended June 30, 2000 compared to $13.9 million for the year ended June 30, 1999. The increase of $4.9 million was caused by higher capital expenditures during the current year. Net cash used in financing activities was $9.3 million for the year ended June 30, 2000 compared to $22.1 million for the year ended June 30, 1999. The decrease of $12.8 million is primarily due to lower repayments on the revolving line of credit during the current year.


   LIQUIDITY

         In July 1996 the Company issued $175 million of 11 1/8% Senior Subordinated Notes due 2006 and borrowed $140 million under a Bank Credit Agreement. The Company used the combined proceeds to finance the Acquisition of the Company. The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Additionally, beginning in January 2002 a semiannual cash interest of $3.9 million payment is required under the Discount Notes held by the Parent. The Parent does not maintain continuing operations that generate cash flow to meet these interest payments. The Company's ability to fund interest on the debt held by the Parent is limited by the terms of the Company's Subordinated Notes. On August 10, 2001 the Company funded a cash payment of
$9.3 million to the Parent to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that the Company will be able to continue to fund cash payments to its Parent to meet additional future interest requirements.

         The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. The Company enters into supply contracts for certain of its products in order to mitigate the impact of changing prices. Additionally, the Company has a $40 million Revolving Credit Facility, of which $2.0 million was in use at June 30, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company believes that the availability of funds under the Revolving Credit Facility is sufficient to cover any current liquidity needs which could arise as a result of negative working capital. The Company's ability to borrow under the Revolving Credit Facility is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. In September 2000 in compliance with the excess cash flow provisions, the Company made a prepayment of $5.7 million towards the term loans under the Bank Credit Agreement. During March 2001 the Company obtained an amendment to the Bank Credit Agreement relating to certain financial ratios and capital expenditure limitations.

   CASH BONUS PLAN

         In connection with the Acquisition, the Predecessor established a $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering certain third-party contractors who had contributed to the past success of the Predecessor. For the three years ended June 30, 2001, $0.2 million, $9.6 million and $7.8 million of this amount was paid to eligible participants. In July 2000 the debt was paid in full.

   CAPITAL EXPENDITURES

         The Company's capital expenditures for fiscal 2001 related principally to the completion of an incremental capacity expansion for butadiene and improving plant operating efficiencies. Capital expenditures for year ended June 30, 2001 were $14.0 million, compared to $18.8 million for the year ended June 30, 2000. The Company expenses approximately $20.0 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.





   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998 the Financial Accounting Standard Board (FASB) issued Statement of Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 as amended by SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

         In December 1999 the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The bulletin was effective for the Company's fourth quarter of 2001. The company has determined that SAB 101's revenue recognition guidelines are consistent with the Company's existing revenue recognition policies; therefore, SAB 101 did not have an impact on the Company's consolidated financial statements.

         In May 2000 the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The issue was effective for the Company's fourth quarter of 2001. The adoption of this issue did not have an impact on the Company's consolidated financial statements.

         In July 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The Company plans to early adopt this statement for fiscal year beginning July 2001. The Company's management does not anticipate an impairment of goodwill upon adoption of this statement. Amortization of goodwill for the prior two fiscal years totaled $4.6 million and $4.6 million, respectively.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This filing includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements expressed or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to those factors disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written or oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICES

         The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into commodity price swap agreements and future contracts to reduce price risk by either purchasing or selling raw materials or other products in the market. At June 30, 2001, the Company had outstanding natural gas swap contracts with notional volumes totaling 1.3 mmbtus and other raw material swap agreements with notional volumes totaling 0.1 million barrels. The fair value of these outstanding derivative instruments at June 30, 2001 was recorded in current year earnings, resulting in a $1.2 million loss. A hypothetical 10% unfavorable change in the price of natural gas from that in effect at year end would result in an additional $0.5 million loss.


INTEREST RATE RISK

         The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. The derivative instruments are used as part of the Company interest rate risk-management strategy that include interest rate swaps and cap contracts. As of June 30, 2001 the Company settled all of its outstanding interest rate swaps and caps, which resulted in $0.2 million of reduced interest expense for the current year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
                             TEXAS PETROCHEMICALS LP
                   (FORMERLY TEXAS PETROCHEMICALS CORPORATION)


                                                                PAGE
                                                                ----
Reports of Independent Accountants                                17

Financial Statements

      Consolidated Balance Sheet                                  19

      Consolidated Statement of Operations                        20

      Consolidated Statement of Partners' Equity                  21

      Consolidated Statement of Cash Flows                        22

      Notes to Consolidated Financial Statements                  23

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Partners of Texas Petrochemicals LP:

In our opinion, the accompanying consolidated balance sheet as of June 30, 2001 and the related consolidated statement of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of Texas Petrochemicals LP and its subsidiaries (collectively, "the Company") at June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in the year ended June 30, 2001, the Company changed its method of accounting for derivative instruments and certain hedging activities.


PricewaterhouseCoopers LLP
Houston, Texas
August 23, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Texas Petrochemicals Corporation:

         We have audited the accompanying consolidated balance sheet of Texas Petrochemicals Corporation and subsidiary (the "Company") as of June 30, 2000 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                     DELOITTE & TOUCHE LLP

Houston, Texas
August 4, 2000

                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                                JUNE 30,
                                                                        -----------------------
                                                                           2001         2000
                                                                        ----------   ----------
                                    ASSETS

Current assets:
      Cash and cash equivalents                                         $   19,407   $   14,919
      Accounts receivable - trade                                           54,479       64,235
      Inventories                                                           35,574       35,957
      Investments in land held for sale                                         --        1,068
      Other current assets                                                  12,487       11,179
                                                                        ----------   ----------
          Total current assets                                             121,947      127,358
Property, plant and equipment, net                                         213,475      219,517
Investment in land held for sale                                               990          990
Investment in  limited partnership                                           2,652        2,769
Goodwill, net of accumulated amortization of $24,091 and $19,508           160,395      164,978
Other assets, net                                                            9,564        8,287
                                                                        ----------   ----------
          Total assets                                                  $  509,023   $  523,899
                                                                        ==========   ==========

                       LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
      Bank overdraft                                                    $    5,829   $    7,146
      Accounts payable - trade                                              67,171       71,775
      Payable to Parent                                                        213          639
      Accrued expenses                                                      16,606       18,190
      Current portion of cash bonus plan liability                              --          213
      Current portion of long-term debt                                      6,196        8,086
                                                                        ----------   ----------
          Total current liabilities                                         96,015      106,049

Revolving line of credit                                                     2,000        1,650
Long-term debt                                                             263,943      275,665
Deferred income taxes                                                       59,417       61,944

Commitments and contingencies (Note 7)

Partners' equity:
      Limited partner                                                       86,772           --
      General partner                                                          876           --
      Common stock, $1 par value, 4,500,000 shares authorized
         and 4,126,000 shares issued outstanding                                --        4,162
      Additional paid in capital                                                --       72,620
      Accumulated earnings                                                      --        3,809
      Note receivable from ESOP                                                 --       (2,000)
                                                                        ----------   ----------
          Total partners' equity                                            87,648       78,591
                                                                        ----------   ----------
              Total liabilities and partners' equity                    $  509,023   $  523,899
                                                                        ==========   ==========



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


                                                                  YEAR ENDED JUNE 30,
                                                        --------------------------------------
                                                           2001          2000          1999
                                                        ----------    ----------    ----------
Revenues                                                $  858,718    $  744,725    $  448,155
Cost of goods sold                                         782,004       643,195       374,401
Non-cash ESOP compensation                                     950           570           407
Depreciation and amortization                               24,598        23,800        26,784
                                                        ----------    ----------    ----------
   Gross profit                                             51,166        77,160        46,563

Selling, general and administrative expenses                10,001         9,139         7,916
                                                        ----------    ----------    ----------
        Income from operations                              41,165        68,021        38,647

Interest expense                                            31,664        33,524        33,953

Other income (expense)
   Non-cash change in fair value of derivatives               (561)           --            --
   Loss on disposal of assets                                 (327)           --           (44)
   Other, net                                                  564           (38)        1,320
                                                        ----------    ----------    ----------
                                                              (324)          (38)        1,276
                                                        ----------    ----------    ----------

          Income before income taxes and
          cumulative effect of accounting change             9,177        34,459         5,970

Provision for income taxes                                   2,660        17,956         4,538

Cumulative effect of accounting change
   (net of $221 income tax benefit)                           (410)           --            --
                                                        ----------    ----------    ----------

        Net income                                      $    6,107    $   16,503    $    1,432
                                                        ==========    ==========    ==========


Basic and diluted income per common share:                            $     3.97    $     0.34
                                                                      ==========    ==========


Weighted average shares outstanding                                    4,162,000     4,162,000
                                                                      ==========    ==========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                                       ADDITIONAL        NOTE        ACCUMULATED
                              PARTNERS'         COMMON STOCK            PAID IN       RECEIVABLE      EARNINGS
                               EQUITY       SHARES         VALUE        CAPITAL        FROM ESOP      (DEFICIT)        TOTAL
Balance, June 30, 1998                      4,162,000   $     4,162    $    71,643    $    (6,000)   $   (14,126)   $    55,679
Net income                                                                                                 1,432          1,432
Non-cash ESOP compensation                                                     407                                          407
Reduction in ESOP Note                                                                      2,000                         2,000
                                          -----------   -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1999                      4,162,000         4,162         72,050         (4,000)       (12,694)        59,518
                                          -----------   -----------    -----------    -----------    -----------    -----------

Net income                                                                                                16,503         16,503
Non-cash ESOP compensation                                                     570                                          570
Reduction in ESOP Note                                                                      2,000                         2,000
                                          -----------   -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2000                      4,162,000         4,162         72,620         (2,000)         3,809         78,591
                                          -----------   -----------    -----------    -----------    -----------    -----------

Transfer to partners' equity  $  80,591    (4,162,000)       (4,162)       (72,620)                       (3,809)
Net income                        6,107                                                                                   6,107
Non-cash ESOP compensation          950                                                                                     950
Reduction in ESOP Note                                                                      2,000                         2,000
                              ---------   -----------   -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2001        $  87,648            --   $        --    $        --    $        --    $        --    $    87,648
                              =========   ===========   ===========    ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                       YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Cash flows from operating activities:
    Net income                                                $  6,107    $ 16,503    $  1,432
    Adjustments to reconcile net income
      to cash flows from operating activities:
    Depreciation of fixed assets                                20,015      18,985      21,924
    Amortization of intangibles                                  4,583       4,815       4,860
    Amortization of debt issue costs and deferred premium        1,207       1,173       1,159
    Deferred income taxes                                       (1,656)      3,628      (1,460)
    Earnings from limited partnership                             (558)       (324)       (775)
    Loss on sale of asset                                          327          --          --
    Non-cash ESOP compensation                                     950         570         407
    Non-cash fair value of derivatives                           1,192          --          --
    Change in:
       Accounts receivable                                       9,756     (24,015)      5,078
       Inventories                                                 383     (15,984)     (2,763)
       Other assets                                             (5,054)      4,741      (4,183)
       Accounts payable, accrued and other                      (7,485)     32,397       8,489
    Distribution received from partnership                         675         375         990
                                                              --------    --------    --------
         Net cash provided by operating activities              30,442      42,864      35,158

Cash flows from investing activities:
    Capital expenditures                                       (13,973)    (18,796)    (14,413)
    Proceeds from asset sales                                      741          --         477
                                                              --------    --------    --------
         Net cash used in investing activities                 (13,232)    (18,796)    (13,936)

Cash flows from financing activities:
    Bank overdraft                                              (1,317)      6,272         874
    Net borrowings (repayments) on revolving line of credit        350        (350)    (10,000)
    Payments on long-term debt                                 (13,295)     (7,465)     (6,979)
    Cash bonus plan payments                                      (213)     (9,557)     (7,807)
    Debt issuance and organizational costs                        (247)       (152)       (163)
    Reduction in note receivable from ESOP                       2,000       2,000       2,000
                                                              --------    --------    --------
         Net cash used in financing activities                 (12,722)     (9,252)    (22,075)
                                                              --------    --------    --------

Net increase (decrease) in cash and cash equivalents             4,488      14,816        (853)

Cash and cash equivalents, beginning                            14,919         103         956
                                                              --------    --------    --------

Cash and cash equivalents, ending                             $ 19,407    $ 14,919    $    103
                                                              ========    ========    ========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY

      On July 1, 2000 the Texas Petrochemicals LP converted its legal form from a corporation to a limited partnership pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation. As a result of the above equity restructuring there was no change in the carrying values of the Company's assets and liabilities.

      The Company through its facility in Houston, Texas is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and is the largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline blend component; (iv) n-butylenes (butene-1 and butene-2), used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

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


2.  SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

      The consolidated financial statements include the accounts of Texas Petrochemicals LP and its wholly owned subsidiary, Texas Butylene Chemical Company, (collectively referred to as the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

                             TEXAS PETROCHEMICALS LP

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

Investment in Limited Partnership

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

         Goodwill represents the excess of purchase price paid over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill has been amortized over 40 years using the straight-line method. However, effective July 2001, the Company plans to early adopt SFAS No. 142, "Goodwill and Other Intangible Assets" and goodwill will no longer be amortized. Instead goodwill will be tested for impairment.

         Debt issue costs relating to the Company's long-term debt are amortized to interest expense over the scheduled maturity of debt utilizing the effective interest method. Other assets include patents which are amortized using the straight-line method over their useful lives ranging from 2 to 7 years.

         The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, in accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If the undiscounted future cash flows of such assets are less than the carrying amount, the

                             TEXAS PETROCHEMICALS LP
carrying amount is reduced to fair value and an impairment loss is recognized. Assets held for sale are carried at the lower of cost or fair value less cost to sell.

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

Employee Stock Ownership Plan

         The balance of the note receivable from the Employee Stock Ownership Plan (See Note 8), has been reported as a contra account in the partners' equity section of the balance sheet. The Company has recognized as non-cash ESOP compensation, the increase in the fair value of the common stock as those shares were allocated to participants' accounts with the corresponding offset credited to the partners' equity section.

Financial Derivative Instruments

         Outstanding financial derivative instruments are recorded on the balance sheet at their fair value. Changes in the fair value of financial derivative instruments are recognized immediately in earnings as these instruments are not designated as part of hedged transactions.

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

                             TEXAS PETROCHEMICALS LP

Recently Issued Accounting Pronouncements

         In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 as amended by SFAS No. 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133 and SFAS No. 138 on July 1, 2000. Upon adoption of SFAS No. 133 and 138 the Company's management decided not to designate any of its derivative instruments as part of hedge transactions. Accordingly, during the first quarter of fiscal 2001 the Company recorded a net-of-tax cumulative-effect loss of $0.4 million into earnings to recognize at fair value all derivative instruments.

         In December 1999 the U.S. SEC issued SAB 101, "Revenue Recognition in Financial Statements," which summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. The bulletin was effective for the Company's fourth quarter of 2001. The company has determined that SAB 101's revenue recognition guidelines are consistent with the Company's existing revenue recognition policies; therefore, SAB 101 did not have an impact on the Company's consolidated financial statements.

         In May 2000 the EITF of the FASB reached a consensus with respect to EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 recognizes the inconsistencies in practice of the recording of shipping and handling costs incurred by most companies that sell goods. The issue was effective for the Company's fourth quarter of 2001. The adoption of this issue did not have an impact on the Company's consolidated financial statements.

         In July 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under this standard goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. The Company plans to early adopt this statement for fiscal year beginning July 2001. The Company's management does not anticipate an impairment of goodwill upon adoption of this statement. Amortization of goodwill for the prior two fiscal years totaled $4.6 million and $4.6 million, respectively.


3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                             JUNE 30,
                                                 -------------------------------
                                                     2001                2000
                                                 ------------       ------------
         Finished goods                          $     13,583       $     18,505
         Raw materials                                 20,497             15,915
         Chemicals and supplies                         1,494              1,537
                                                 ------------       ------------
                                                 $     35,574       $     35,957
                                                 ============       ============

                             TEXAS PETROCHEMICALS LP

OTHER CURRENT ASSETS:

                                                             JUNE 30,
                                                 -------------------------------
                                                      2001               2000
                                                 ------------       ------------
         Catalyst inventory                      $      5,389       $      7,402
         Other receivables                              4,929                 --
         Prepaid and other                              2,169              3,777
                                                 ------------       ------------
                                                 $     12,487       $     11,179
                                                 ============       ============

PROPERTY, PLANT AND EQUIPMENT:

                                                             JUNE 30,
                                                 -------------------------------
                                                      2001               2000
                                                 ------------       ------------
         Chemical plant                          $    300,379       $    295,124
         Construction in progress                      17,704              9,233
         Other                                          5,839              5,592
                                                 ------------       ------------
                                                      323,922            309,949
         Less accumulated depreciation                110,447             90,432
                                                 ------------       ------------
                                                 $    213,475       $    219,517
                                                 ============       ============

ACCRUED EXPENSES:

                                                             JUNE 30,
                                                 -------------------------------
                                                      2001               2000
                                                 ------------       ------------
         Accrued interest                        $     12,439       $     13,780
         Property and sales taxes                       2,320              2,218
         Other                                          1,847              2,192
                                                 ------------       ------------
                                                 $     16,606       $     18,190
                                                 ============       ============

4.  LONG-TERM DEBT

                                                             JUNE 30,
                                                 -------------------------------
                                                      2001               2000
                                                 ------------       ------------
       Bank Credit Agreement:
         Term A Loan                             $      8,237       $     14,402
         Term B Loan                                   35,295             40,421
         ESOP Loan                                         --              2,000
         Revolving Credit Loans                         2,000              1,650
       Senior Subordinated Notes                      225,000            225,000
       Deferred premium on Senior
          Subordinated Notes                            1,607              1,928
                                                 ------------       ------------
                                                      272,139            285,401
         Less current maturities                        6,196              8,086
                                                 ------------       ------------
         Long-term debt                          $    265,943       $    277,315
                                                 ============       ============

                             TEXAS PETROCHEMICALS LP

         The Bank Credit Agreement originally provided for term loans in the amount of $130 million, an ESOP loan of $10 million, and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The final payment under the ESOP Loan was made on June 30, 2001. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2% and 3% at June 30, 2001 and 1.75% and 3% at June 30, 2000) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (.75% at June 30, 2001 and June 30, 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In September 2000, in compliance with the excess cash flow provisions, the Company made a prepayment of $5.7 million towards the term loans under the Bank Credit Agreement. In March 2001, the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations.

         The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $200 million and $191 million as of June 30, 2001 and 2000, respectively. The long-term debt under the Bank Credit Agreement carries a floating interest rate, therefore, the Company estimates that the carrying amount of such debt was not materially different from its fair value as of June 30, 2001 and 2000.

         In February 1998 the Company entered into a three-year swap agreement for $125 million of its Senior Subordinated Notes. The swap agreement effectively converted a portion of the 11 1/8% fixed rate Senior Subordinated Notes to a floating debt with a structured collar. In addition, in June 1998 the Company entered into a three-year interest rate cap for $64 million of its senior debt under the Bank Credit Agreement. The cap effectively converted a portion of the Company's floating rate bank debt to a fixed rate of 6.75% plus the margin if LIBOR rates are set above 6.75%. During the current fiscal year both of the preceding interest rate swap agreements were settled, which resulted in $0.2 million of reduced interest expense for the current year.

         The aggregate scheduled maturities outstanding debt for the succeeding five years are as follows:

                      FISCAL YEAR
                      -----------
                           2002                         $  6,196
                           2003                           17,277
                           2004                           22,059
                           2005                               --
                           2006                          225,000

                             TEXAS PETROCHEMICALS LP

5.  FEDERAL AND STATE INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities at June 30, 2001 and June 30, 2000 are as follows (in thousands of dollars):

                                                            JUNE 30,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------
Deferred tax asset (liability) - current:
    Cash bonus plan                                 $       --            74
    Turnaround costs                                    (1,029)         (159)
    Other                                                 (742)         (816)
                                                    ----------    ----------
         Total current                              $   (1,771)   $     (901)
                                                    ==========    ==========

Deferred tax asset (liability) - noncurrent:
    Capital loss carryforward                       $    3,986    $    3,872
    Investment in land                                     701           701
    Property, plant and equipment                      (61,829)      (64,275)
    Other                                                 (203)         (170)
                                                    ----------    ----------
                                                       (57,345)      (59,872)
    Valuation allowance                                 (2,072)       (2,072)
                                                    ----------    ----------
         Total noncurrent                           $  (59,417)   $  (61,944)
                                                    ==========    ==========

      The Company recognized a $2.1 million valuation allowance in fiscal year 2000 for uncertainties in realizing the benefits of a portion of the capital loss carryforward, which expires by fiscal year 2003. The Company expects to utilize the remaining portion of the capital loss carryforward, which expires in fiscal year 2004.

      The current deferred tax asset (liability) is included in other current assets in the accompanying balance sheet. The provision for federal and state income taxes is comprised of the following (in thousand of dollars):

                                                                YEAR ENDED JUNE 30,
                                               -----------------------------------------------------
                                                   2001                 2000                 1999
                                               ------------        -------------        ------------
Current:
      Federal                                  $      6,112        $      12,308        $      5,296
      State                                          (1,796)               2,020                 702
                                               ------------        -------------        ------------
                                                      4,316               14,328               5,998
                                               ------------        -------------        ------------
Deferred:
      Federal                                        (1,656)               3,628              (1,460)
      State                                              --                   --                  --
                                               ------------        -------------       -------------
                                                     (1,656)               3,628              (1,460)
                                               ------------        -------------        ------------
          Total provision
              for income taxes                 $      2,660        $      17,956        $      4,538
                                               ============        =============        ============

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                             TEXAS PETROCHEMICALS LP

                                                              YEAR ENDED JUNE 30,
                                                     ---------------------------------
                                                       2001         2000        1999
                                                     --------     --------    --------
Statutory federal income tax rate                          35%          35%         35%
Computed "expected" federal income tax               $  3,212     $ 12,061    $  2,090
Increase in tax resulting from:
      State income taxes, net of
         federal benefit                                             1,313         456
      Valuation allowance                                            2,072
      Income tax refund receivable                     (2,324)
      Other, net                                         (164)         707         388
      Amortization of goodwill and other                1,936        1,803       1,604
                                                     --------     --------    --------
Provision for income taxes                           $  2,660     $ 17,956    $  4,538
                                                     ========     ========    ========

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest and income taxes are as follows (in thousands of dollars):

                                                                YEAR ENDED JUNE 30,
                                               ----------------------------------------------------
                                                  2001                 2000                 1999
                                               -----------        ------------          -----------
      Interest                                 $    33,005        $     32,479          $    34,641
      Income taxes                                   2,865              16,407                6,897

7.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

      The Company leases tank cars under noncancelable operating leases. Under the terms of the lease agreements, the Company was reimbursed by customers at a fixed rate per mile, based on the distance the tank cars travel. Reimbursements were approximately $0.3 million, $0.7 million and $0.5 million for the three years ended June 30, 2001.

       Total rent expense was approximately $5.5 million, $4.4 million and $4.6 million, net of reimbursements described above, for the three years ended June 30, 2001, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at June 30, 2001 (in thousands of dollars):

                      FISCAL YEAR
                      -----------
                          2002                                         $  6,002
                          2003                                            4,723
                          2004                                            3,160
                          2005                                            2,644
                          2006                                            1,500
                                                                       --------

                      Total minimum lease payments                     $ 18,029
                                                                       ========

                             TEXAS PETROCHEMICALS LP

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

         The Company received a Notice of Violation ("NOV") on March 10, 2000 from the EPA relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The Company vigorously disputed the factual and legal basis of the NOV and settlement negotiations were initiated. The EPA, the Department of Justice, and the Company are currently finalizing a settlement that will entail a civil penalty and the installation of vapor controls on three organic liquid storage vessels on or before October 1, 2002. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

         Legal actions have been filed in several states for recovery for alleged property damage and/or costs of remediation and replacement of water supplies due to the presence of MTBE. As of this point in time, the Company has not been named in any of these actions; however, no assurance can be given that the Company will not be named in these or other future actions.

ENVIRONMENTAL REGULATION

         The Company's operations are subject to federal, state and local laws and regulations administered by the EPA, the U.S. Coast Guard, the Army Corps of Engineers, the TNRCC, the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial or administrative decisions will not have such an effect.

         Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that

                             TEXAS PETROCHEMICALS LP
the Company is not likely to be required to incur material remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes, or to its pipeline operations.

         There continues to be action in Congress to impact the use of MTBE in gasoline. The most prevalent legislative proposals would ban MTBE, eliminate the oxygen requirement of the CAA and require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.


8.  EMPLOYEE BENEFITS

PROFIT SHARING PLAN

         The Company has a profit sharing plan that covers all full-time employees that have completed 90 days or more of service. Employees can contribute up to 10% of their base compensation to a tax deferred fund. The Company matches at the rate of $.25 per one dollar contributed by the employee up to 6% of the employee's base compensation. The Company's expense to match employee contributions was approximately $0.2 million for each of the proceeding three years, respectively. Additionally, the Company made additional discretionary contributions to the plan, which amounted to approximately $2.3 million, $2.3 million and $2.0 million, for the three years ended June 30, 2001, respectively. The Company's contributions vest with the employee at a rate of 20% per year.

EMPLOYEE STOCK OWNERSHIP PLAN

         In connection with the Acquisition, the Parent established an Employee Stock Ownership Plan (the "ESOP"), covering substantially all full-time employees of the Company. The ESOP borrowed $10 million under the Bank Credit Agreement to purchase 100,000 shares of the Parent's Common Stock at the closing of the Acquisition. The shares of Common Stock purchased by the ESOP were pledged as security for the ESOP Loan, and such shares were released and allocated to ESOP participants' accounts as the ESOP Loan was discharged. For employees whose employment commenced prior to October 1, 1996 and who have attained 21 years, participation begins as of the Acquisition date or the date of commencement of the participant's employment. A participant's ESOP account vests at the rate of 20% per year. The Company's contributions to the ESOP, which are used to retire principal and pay interest on the loan was reported as compensation expense. Principal and interest payments made for the three years ended June 30, 2001 amounted to $2.1 million, $2.2 million and $2.4 million, respectively. As of June 30, 2001 the ESOP Loan was paid in full and all 100,000 shares have been allocated to employees.

CASH BONUS PLAN LIABILITY

         In connection with the Acquisition, the Predecessor established the $35 million Cash Bonus Plan covering substantially all employees of the Predecessor (or certain affiliates of the Predecessor) and covering the employees of certain third-party contractors who had contributed to the past success of the Predecessor. All participants of the plan as of July 2, 1996 were distributed 10% of the cash bonus in August 1996, and the remaining amount was paid in sixteen quarterly installments which began in October 1996. In July 2000 the remaining $0.2 million was paid, which fully retired the debt.

                             TEXAS PETROCHEMICALS LP

9.       RELATED PARTY TRANSACTIONS

         In March 2001 the Company renegotiated a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2001. The loan carries an interest rate of 8%.

         In June 1998 the Company issued a loan of $0.2 million to its Executive Vice President and Chief Financial Officer which was paid in full during fiscal year 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

         During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and security holder of the Company. No such expenditures were made in fiscal year 2001 and 2000. The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

10.      CONCENTRATION OF CREDIT RISK

         The Company sells its products primarily to chemical and petroleum based companies in North America. For the three years ended June 30, 2001 approximately 38%, 34% and 34%, respectively, of the Company's sales were to four customers. The Company had one customer who represented 11% of sales during the years ended June 30, 2001 and 1999 and another customer who represented 14% of sales during the years ended June 30, 2000 and 1999. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company's credit losses have been minimal.

         The Company maintains its cash deposits and short-term investments with a major bank and a financial services company which at certain times exceed the federally insured limits. Management assesses the financial condition of these institutions and believes that any possible credit loss is remote.


11.      FINANCIAL INSTRUMENTS

         At June 30, 2001 the Company estimated that the carrying value and fair value of its financial instruments, other than long-term debt (See Note 4), were approximately equal due to the short-term nature of the instruments. Such instruments include cash and cash equivalents, accounts receivable and accounts payable.

         The Company enters into certain derivative financial instruments as part of its interest rate risk management and commodity price risk management. See Note 4 for a discussion of interest rate derivative financial instruments. At June 30, 2001 the Company had natural gas swap contracts outstanding with notional volumes totaling 1.3 mmbtus and other outstanding commodity swap contracts with notional volumes totaling 0.1 million barrels. All of these commodity contracts mature

                             TEXAS PETROCHEMICALS LP
within twelve months. The differential has been paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The fair value of financial derivative instruments are the amounts at which they could be settled based on estimates from dealers. As of June 30, 2001 reporting the estimated fair values of the outstanding commodity derivative instruments resulted in a loss of approximately $1.2 million. All interest rate derivative instruments were settled during the current fiscal year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 13, 2000 the Audit Committee of the Board of Directors of the Company recommended and approved and the Company's Board of Directors approved, the engagement of PricewaterhouseCoopers LLP ("PwC") to audit the consolidated financial statements of the Company for the fiscal year ending June 30, 2001. Accordingly, the engagement of Deloitte & Touche LLP ("D&T") as the Company's auditors was discontinued. D&T's reports on the Company's consolidated financial statements for the two years ended June 30, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's consolidated financial statements for the two years ended June 30, 2000, and during the subsequent interim period preceding such dismissal, (i) the Company had no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, (ii) D&T did not advise the company of any "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, and (iii) the Company did not consult with D&T on any accounting, auditing or financial reporting matters.

         In connection with the audits of the Company's consolidated financial statements for the year ended June 30, 2001, (i) the Company had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the matter in their reports; and (ii) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one-year term or until such person's successor is duly elected and qualified.

                                                                                            Years of
                                                                                        service with the
                                                                                             Company
Name                        Age    Position                                            or its predecessors
----                        ---    --------                                            -------------------
Hunter W. Henry Jr.          73    Director                                                     3
William A. McMinn            71    Director and Chairman                                       17
Steve A. Nordaker            54    Director                                                     4
Susan O. Rheney              42    Director                                                     5
Gary L. Rosenthal            52    Director                                                     3
John T. Shelton              70    Director                                                    17
Guy E. Sutherland            65    Director                                                     2
B. W. Waycaster              62    Director, President and Chief Executive Officer              9
Carl S. Stutts               54    Executive Vice President, Chief Financial Officer            3
Stephen R. Wright            53    Sr. Vice President, Secretary and General Counsel            5
William F. Howard            58    Sr. Vice President Operations                               25


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

         Mr. McMinn has been Chairman of the Board of the Company since 1996. He was Corporate Vice President and Manager of the Industrial Chemical Group of FMC Corporation, a manufacturer of machinery and chemical products, from 1973 through 1985. He became President and Chief Executive Officer of Cain Chemical Inc., a producer of petrochemicals, in 1987 and served in that capacity until its acquisition by Occidental Petroleum in May 1988. He became Chairman of the Board of Directors of Arcadian Corporation in August 1990 and served in that capacity until it was sold in April 1997. Mr. McMinn currently serves on the board of Lexicon Genetics, Inc.

         Mr. Nordaker has been a Managing Director of J.P. Morgan Securities Inc. or predecessor merged entities since August 1995. From 1982 to 1995, he was a Group Manager at Texas Commerce Bank National Association and, in addition, served in several capacities at Texas Commerce Bank in the Energy Group, including Section Manager and Division Manager. From May 1977 to March 1982, Mr. Nordaker was a Manager of Projects for The Frantz Company, an engineering consulting firm servicing the oil refinery and petrochemical industry. Prior thereto, he was a chemical engineer with Universal Oil Products. Mr. Nordaker serves on the Board of Directors as the Designee of J.P. Morgan Partners, an affiliate of J.P. Morgan Securities.

         Ms. Rheney is an independent investor. Ms. Rheney was a principal of The Sterling Group, Inc., an investment banking firm specializing in leveraged buyouts from 1992 to 2000. Ms. Rheney is also a director of American Plumbing & Mechanical, Inc.

         Mr. Rosenthal has served as President of Heaney Rosenthal, Inc. which focuses on investment, acquisition and advice to various businesses since 1994. Mr. Rosenthal currently serves as a director for Oil States International, Inc., Dresser Inc., and Jackson Products Company, Inc. and previously served as Chairman of the Board (1990-1994) and CEO (1994) of Wheatley TXT Corp.

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

         Mr. Stutts joined the Company in April 1998 as CFO, Vice President of Finance and Corporate Development, and in March 2000 was promoted to Executive Vice President. Previously, he was a general partner of Columbine Venture Funds, an institutional venture capital fund focusing on investments in early stage companies. From 1971 to 1988 he held various management positions in Tenneco, Inc. and its subsidiary companies. He is on the Board and the Compensation Committee of Bolder Technologies Corp.

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

         Mr. Howard has been Vice President Operations of the Company since July 1999, and he was promoted to Senior Vice President Operations in March 2000. He joined the Company in 1976 and has held various positions in Manufacturing and Maintenance. Prior to 1976, Mr. Howard was with Exxon Chemical Company. Mr. Howard has 30 years of experience in the chemicals industry.

COMPENSATION OF DIRECTORS

         Directors of the Company who are not employees of the Company receive an annual retainer of $15,000 and a fee of $500 for each meeting of the Board or any committee thereof that they attend. Directors who are also employees of the Company do not receive Director compensation.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total value of compensation received by the Chief Executive Officer and the three most highly compensated executive officers, other than the Chief Executive Officer, who served as executive officers of the Company for the three years ended June 30, 2001.


                           SUMMARY COMPENSATION TABLE

Name and Principal Position                         Year(1)          Salary            Bonus
---------------------------                         -------          ------            -----
B. W. Waycaster, President and
  Chief Executive Officer                           2001           $  420,000         $  588,325
                                                    2000              300,000            575,436
                                                    1999              300,000            459,156

Carl S. Stutts, Executive Vice President,
  Chief Financial Officer                           2001           $  228,000         $  319,683
                                                    2000              175,000            335,671
                                                    1999              175,000            267,841

Stephen R. Wright, Senior Vice
  President, Secretary and
  General Counsel                                   2001           $  192,000         $  283,683
                                                    2000              180,000            345,272
                                                    1999              180,000            275,494


William F. Howard, Senior Vice President
  Operations                                        2001           $  174,000         $  253,976
                                                    2000              150,000            223,763


----------

(1) None of the executive officers have received perquisites, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Texas Petrochemicals LP is a limited partnership wholly owned by Petrochemical Partnership Holdings, Inc., as the limited partner and TPC Holding Corp., as the general partner. Petrochemical Partnership Holdings, Inc. is a wholly owned subsidiary of TPC Holding Corp. which is owned by Texas Petrochemical Holdings, Inc.

         The following information is given respect to partner's interest in Texas Petrochemicals LP as of June 30, 2001.


           Name and Address of                              Nature of
           Beneficial Owner                              Beneficial Owner                 Beneficial Interest
      ---------------------------                   --------------------------        -------------------------
      Petrochemical Partnership Holdings, Inc.            Limited Partner                         99%
      300 Delaware Ave. Suite 900
      Wilmington, Delaware 19801

      TPC Holding Corp.                                   General Partner                          1%
      Three Riverway, Suite 1500
      Houston, TX  77056


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

         In March 2001 the Company renegotiated a loan to its Director of Research in the amount of $0.2 million of which $0.2 million remained outstanding as of June 30, 2001. The loan carries an interest rate of 8%.

         In June 1998 the Company issued a loan of $0.2 million to its Executive Vice President and Chief Financial Officer which was paid in full during fiscal year 2000. The proceeds from the loan were utilized to purchase outstanding shares of the Parent's common stock at fair market value. The loan carried an interest rate of 7%.

         During fiscal 1999 the Company made payments totaling $0.3 million to a consulting firm whose majority shareholder is also an outside director and security of the Company. No such expenditures were made in fiscal 2000. The Chairman of the Company receives annual compensation of $0.2 million for consulting services provided to the Company and reimbursements of approximately $25,000 per year for office expenses.

         In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust (the "Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is to be financed over a 10 year period at a 6% interest rate.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

        3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form S-4, File No. 333-11569).

        3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Form S-4, File No. 333-11569).

        3.3 Certificate of Limited partnership of Texas Petrochemicals LP (incorporated by reference to Exhibit 3.3 of Form 10Q, File No. 333-11569).

        3.4 Agreement of Limited partnership of Texas Petrochemicals LP (incorporated by reference to Exhibit 3.4 of Form 10Q, File No. 333-11569).

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

        4.3 First Supplemental Indenture dated June 28, 2000 amending and supplementing Senior Discount Notes due 2007 (incorporated by reference to Exhibit 4.3 of Form 10K, File No. 333-11569.

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

        10.14 Employment Agreement with Bill W. Waycaster (incorporated by reference to Exhibit 10.14 of Form S-4, File No. 333-11569).

        10.15 Amendment to Credit Agreement dated as of June 30, 1999 by and among the Company, Chase Bank of Texas, National Association, ABN AMRO North America, Inc., the Bank of Nova Scotia and other financial institutions listed on the signature pages attached. (incorporated by reference to Exhibit 10.15 of Form 10K, File No. 333-11569).

        10.16 Amended and Restated Credit Agreement among TPC Holding Corp., Texas Petrochemicals LP, Chase Bank of Texas-National Association, ABN AMRO North America, Inc. and The Bank of Nova Scotia (incorporated by reference to Exhibit 10.16 of Form 10K, File No. 333-11569).

        10.17 Note Modification Agreement dated June 30, 2000 between Texas Petrochemicals LP (incorporated by reference to Exhibit 10.17 of Form 10Q, File No. 333-11569).

        10.18 First Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.18 of Form 10Q, File No. 333-11569).

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

     (b) Financial Statement Schedules

           Not applicable

     (c) Reports on Form 8-K

           There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the undersigned, thereunto duly authorized, September 26, 2001.

                                   TEXAS PETROCHEMICALS LP
                                                  (Registrant)

                                   By:   TPC Holding Corp.
                                         as General Partner

                                   By:         /s/ B.W. WAYCASTER
                                      ------------------------------------------
                                                   B.W. Waycaster
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of TPC Holding Corp. in the indicated capacities on September 26, 2001.

            /s/ WILLIAM A. McMINN                    Chairman
------------------------------------------
              William A. McMinn


           /s/ B.W. WAYCASTER                        Director, President and Chief Executive Officer
------------------------------------------
               B.W. Waycaster


         /s/ HUNTER W. HENRY JR.                     Director
------------------------------------------
             Hunter W. Henry Jr.


       /s/ STEVE A. NORDAKER                         Director
------------------------------------------
              Steve A. Nordaker


            /s/ SUSAN O. RHENEY                      Director
------------------------------------------
               Susan O. Rheney


         /s/ GARY L. ROSENTHAL                       Director
------------------------------------------
              Gary L. Rosenthal


           /s/ JOHN T. SHELTON                       Director
------------------------------------------
               John T. Shelton


         /s/ GUY E. SUTHERLAND                       Director
------------------------------------------
              Guy E. Sutherland


             /s/ CARL S. STUTTS                      Executive Vice President,
------------------------------------------           Chief Financial Officer
               Carl S. Stutts