Form 10-Q
period 2001-09-30
TEXAS PETROCHEMICALS LP
filed 2001-11-14
CIK 1020389

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

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _

================================================================================

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS

                                                                                                          Page

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of September 30, 2001 and June 30, 2001                                 1

     Consolidated Statement of Operations for the three months ended
        September 30, 2001 and 2000                                                                        2
     Consolidated Statement of Cash Flows for the three months ended
        September 30, 2001 and 2000                                                                        3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                         9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 13

Item 6. Exhibits and Reports on Form 8-K                                                                  13

Signature                                                                                                 14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 SEPTEMBER 30,       JUNE 30,
                                                                    2001              2001
                                                                 -----------      -----------
                      ASSETS
Current assets:
      Cash and cash equivalents                                  $       133      $    19,407
      Accounts receivable - trade                                     49,449           54,479
      Inventories                                                     31,343           35,574
      Other current assets                                            19,657           12,487
                                                                 -----------      -----------
          Total current assets                                       100,582          121,947

Property, plant and equipment, net                                   211,811          213,475
Investment in land held for sale                                         990              990
Investment in and advances to limited partnership                      2,502            2,652
Goodwill, net                                                        160,395          160,395
Other assets, net of accumulated amortization                          9,249            9,564
                                                                 -----------      -----------
          Total assets                                           $   485,529      $   509,023
                                                                 ===========      ===========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Bank overdraft                                             $     7,117      $     5,829
      Accounts payable - trade                                        47,936           67,171
      Payable to parent                                                   --              213
      Accrued expenses                                                11,114           16,606
      Current portion of long-term debt                                9,610            6,196
                                                                 -----------      -----------
          Total current liabilities                                   75,777           96,015

Revolving line of credit                                              23,500            2,000
Long-term debt                                                       260,659          263,943
Deferred income taxes                                                 58,808           59,417

Commitments and contingencies (Note 3)

Partners' equity:
      Limited partner                                                 77,557           86,772
      General partner                                                    783              876
Advance to Parent                                                     (9,268)              --
Advance to General partner                                            (2,287)              --
                                                                 -----------      -----------
            Total partners' equity                                    66,785           87,648
                                                                 -----------      -----------
              Total liabilities and partners' equity             $   485,529      $   509,023
                                                                 ===========      ===========




          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                ----------------------------
                                                                                  2001              2000
                                                                                -----------      -----------
Revenues                                                                        $   154,922      $   220,588
Cost of goods sold                                                                  153,144          195,620
Non-cash ESOP compensation                                                               69              155
Depreciation and amortization                                                         5,056            6,122
                                                                                -----------      -----------
      Gross profit (loss)                                                            (3,347)          18,691

Selling, general and administrative expenses                                          2,656            2,636
                                                                                -----------      -----------
           Income (loss) from operations                                             (6,003)          16,055

Interest expense                                                                      7,611            8,029

Other income (expense)
      Non-cash change in fair value of derivatives                                     (706)            (364)
      Other, net                                                                         36               77
                                                                                -----------      -----------
                                                                                       (670)            (287)

           Income (loss) before income taxes and cumulative effect of
           accounting change                                                        (14,284)           7,739

Provision (benefit) for income taxes                                                 (4,907)           3,268

Cumulative effect of accounting change
    (net of $221 income tax benefit)                                                     --             (410)
                                                                                -----------      -----------

           Net income (loss)                                                    $    (9,377)     $     4,061
                                                                                ===========      ===========



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                   2001              2000
                                                                                -----------      -----------
Cash flows from operating activities:
      Net income (loss)                                                         $    (9,377)     $     4,061
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation of fixed assets                                                    5,056            4,976
      Amortization of goodwill                                                           --            1,146
      Amortization of debt issuance costs and deferred premium                          301              301
      Earnings from limited partnership                                                  --              (60)
      Deferred income taxes                                                            (559)             (17)
      Non-cash ESOP compensation                                                         69              155
      Non-cash change in fair value of derivatives                                      706              995
      Change in:
         Accounts receivable                                                          5,030           (2,370)
         Inventories                                                                  4,231              893
         Other assets                                                                (4,408)          (1,993)
         Accounts payable                                                           (19,235)          (1,858)
         Payable to parent                                                             (213)           2,101
         Accrued expenses                                                            (5,492)          (6,968)
         Distribution from limited partnership                                          150              150
                                                                                -----------      -----------
             Net cash provided by (used in) operating activities                    (23,741)           1,512

Cash flows from investing activities:
      Capital expenditures                                                           (3,392)          (3,458)
                                                                                -----------      -----------
             Net cash used in investing activities                                   (3,392)          (3,458)

 Cash flows from financing activities:
      Change in bank overdraft                                                        1,288           (1,083)
      Net borrowings under revolver                                                  21,500              400
      Payments on long-term debt                                                     (3,374)          (7,742)
      Payment of cash bonus plan                                                         --             (213)
      Advance to Parent                                                              (9,268)              --
      Advance to General partner                                                     (2,287)             500
                                                                                -----------      -----------
      Net cash provided by (used in) financing activities                             7,859           (8,138)
                                                                                -----------      -----------

Net decrease in cash and cash equivalents                                           (19,274)         (10,084)

Cash and cash equivalents, at beginning of period                                    19,407           14,919
                                                                                -----------      -----------

Cash and cash equivalents, at end of period                                     $       133      $     4,835
                                                                                ===========      ===========



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

     On July 1, 2000, the Company converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change has no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation. As a result of the above equity restructuring there was no change in the carrying values of the Company's assets and liabilities.

     The Company's principal feedstocks are crude butadiene, isobutane and methanol. The Company purchases a significant portion of its crude butadiene requirements at prices that are adjusted based on the Company's selling price of butadiene as well as the cost of natural gas used to produce butadiene. Methanol and isobutane are purchased at prices linked to prevailing market prices.

     GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the interim period ended September 30, 2001. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K thereto, for the year ended June 30, 2001. The June 30, 2001 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                             TEXAS PETROCHEMICALS LP

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Finished goods                                                      $   19,289         $   13,583
         Raw materials                                                           10,676             20,497
         Chemicals and supplies                                                   1,378              1,494
                                                                             ----------         ----------
                                                                             $   31,343         $   35,574
                                                                             ==========         ==========


OTHER CURRENT ASSETS:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                2001              2001
                                                                           --------------     --------------
         Catalyst inventory                                                  $    6,934         $    5,389
         Other receivables                                                        4,677              4,929
         Prepaid and other                                                        8,046              2,169
                                                                             ----------         ----------
                                                                             $   19,657         $   12,487
                                                                             ==========         ==========


PROPERTY, PLANT AND EQUIPMENT:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Chemical plants                                                     $   300,379        $   300,379
         Construction in progress                                                 21,096             17,704
         Other                                                                     5,839              5,839
                                                                             -----------        -----------
                                                                                 327,314            323,922
         Less accumulated depreciation                                           115,503            110,447
                                                                             -----------        -----------
                                                                             $   211,811        $   213,475
                                                                             ===========        ===========

ACCRUED EXPENSES:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Accrued interest                                                    $    6,363             12,439
         Property and sales taxes                                                 2,886              2,320
         Other                                                                    1,865              1,847
                                                                             ----------         ----------
                                                                             $   11,114         $   16,606
                                                                             ==========         ==========

                             TEXAS PETROCHEMICALS LP

LONG TERM DEBT:

                                                                             SEPTEMBER 30,       JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Bank Credit Agreement:
              Term A Loan                                                    $     6,769        $     8,237
              Term B Loan                                                         34,364             35,295
              Revolving Credit Facility                                           23,500              2,000
         Senior Subordinated Notes                                               225,000            225,000
         Deferred premium on Senior Subordinated Notes                             1,527              1,607
         Note payable for insurance premium                                        2,609                  -
                                                                             -----------        -----------
                                                                                 293,769            272,139
         Less current maturities                                                   9,610              6,196
                                                                             -----------        -----------
         Long-term debt                                                      $   284,159        $   265,943
                                                                             ===========        ===========


     The Bank Credit Agreement provided for term loans in the amount of $130 million and a revolving credit facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Loan facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 1.50% for the Revolving Credit Loan and Term A Loan at September 30, 2001 and 2000 and 3.00% for the Term B Loan at September 30, 2001 and 2000, respectively) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% and 0.50% at September 30, 2001 and 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In March 2001, the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations. The Company obtained a second amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

3. COMMITMENTS AND CONTINGENCIES

     PURCHASE COMMITMENTS

     The Company has purchase commitments incident to the ordinary conduct of business. The prices of such purchase commitments are based on formulas, which are determined from the prevailing market rate for such products. These commitments generally have cancellation provisions given proper notification.

                             TEXAS PETROCHEMICALS LP

     LITIGATION

     The Company is involved in various routine legal proceedings which are incidental to the business. Management of the Company is vigorously defending such matters and is of the opinion that their ultimate resolution will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

     The Company received a Notice of Violation ("NOV") on March 10, 2000 from the Environmental Protection Agency ("EPA") relating to certain discrepancies alleged to have been found during routine inspections conducted by EPA in 1995 and 1997. The NOV led to the filing of a judicial complaint against the Company. The Company vigorously disputed the factual and legal basis of the NOV and settlement negotiations were initiated. The EPA, the Department of Justice, and the Company are currently finalizing a settlement that will entail a civil penalty and the installation of vapor controls on three organic liquid storage vessels on or before October 1, 2002. The anticipated settlement of such issues is not expected to have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

     There continues to be action in Congress to impact the use of MTBE in gasoline. The most prevalent legislative proposals would ban MTBE, eliminate the oxygen requirement of the Clean Air Act ("CAA") of 1990 or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.

                             TEXAS PETROCHEMICALS LP

4. ACCOUNTING CHANGE

     On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133". Accordingly, upon adoption of these pronouncements the Company recorded all derivative instruments on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle net of tax. The cumulative effect on earnings was a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

     In July 2001, the Company adopted SFAS No. 142, "Goodwill and other Intangible Assets". Accordingly, the Company no longer amortizes goodwill but rather tests goodwill for impairment on an annual basis. Under the guidance of SFAS No. 142, the Company has six months from the date of adoption to perform the test. To date the Company has not completed this test.

5. EMPLOYEE STOCK OWNERSHIP PLAN

     In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemicals Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to selling shareholders was funded by a loan made by Texas Petrochemicals LP to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to loan have been recorded as an advance to the General partner and reflected as a contra account in partners' equity. The seller-financing portion of the offer was financed with a $5.3 million note issued from the Trust to the selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the ESOP, has reflected this transaction on its balance sheet. The Company's contribution to the Employee Stock Ownership Plan ("ESOP") for the three months ended September 30, 2001 was $0.2 million, which was reported as compensation expense.

     The employees of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee. Beginning in fiscal 2002 qualifying employees will be allowed to exercise their put option.

6. ADVANCE TO PARENT

     On August 10, 2001, the Company funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc., the parent company of the General partner (the "Parent") to be held for future scheduled interest payments on the Discount Notes (See "Liquidity" discussion on page 12). The payment has been recorded as a note receivable from the Parent. The note is due on August 10, 2010 and bears an interest rate of 6% per annum payable at maturity. The note, including principal and interest, is subject to mandatory prepayments in amounts otherwise due by the Company to the Parent under an existing tax sharing agreement. The note receivable has been reflected as a contra account in partners' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

     The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate), specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's results of operations are affected by a number of factors, including variations in market demand, production volumes, and the pricing of its products and primary raw materials. The Company believes that the pricing for its principal products is primarily dependent on the balance between the global supply and North American demand for each product, the cost structure of the various global producers (including their cost of raw materials) and from time to time, other external factors, such as the implementation of the Clean Air Act Amendments of 1990, which significantly increased the demand for MTBE in the early 1990's.

MTBE ENVIRONMENTAL AND MARKET ISSUES

     There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. In addition certain States have established maximum contaminant levels, ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. EPA, has not yet established an MCL, but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCL.

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

     Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. California EPA has designated MTBE as a possible human carcinogen.

REVENUES

     The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold, for the three months ended September 30, 2001 and 2000.


Revenues

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                   ----------------------------------------------------
                                             2001                         2000
                                   -----------------------      -----------------------
                                                  (DOLLARS IN MILLIONS)
Butadiene                          $    28.5            18%     $    44.3            20%
Fuel Products (1)                       86.7            56          129.7            59
Specialty Products(2)                   36.8            24           42.0            19
Other(3)                                 2.9             2            4.6             2
                                   ---------     ---------      ---------     ---------
Total                              $   154.9           100%     $   220.6           100%
                                   =========     =========      =========     =========

----------
(1)  Includes revenue from sales of MTBE, butene-2 and alkylate

(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
                                                (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                                   182.4          217.2
Fuel Products(1)                                            105.1          110.5
Specialty Products                                          157.8          160.5


----------
(1) Volumes in millions of gallons. Includes 81.9 million and 94.8 million gallons of MTBE sales, of which 31.6 million and 29.1 million gallons of finished MTBE purchased for resale for the three months ended September 30, 2001 and 2000, respectively.


RESULTS OF OPERATIONS

     The following table sets forth an overview of the Company's results of operations.

                                                                               THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                            ----------------------------------------------------------
                                                                       2001                              2000
                                                            --------------------------       -------------------------
                                                                               (DOLLARS IN MILLIONS)
Revenues                                                    $    154.9             100%      $    220.6            100%
Cost of goods sold                                               153.1              99            195.6             89
Non-cash ESOP compensation                                         0.1              --              0.2             --
Depreciation and amortization                                      5.0               3              6.1              3
                                                            ----------      ----------       ----------     ----------
      Gross profit                                                (3.3)             (2)            18.7              8
Selling, general and administrative expenses                       2.7               2              2.6              1
                                                            ----------      ----------       ----------     ----------
      Income from operations                                $     (6.0)             (4)%     $     16.1              7%
                                                            ==========      ==========       ==========     ==========

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

     REVENUES

          The Company's revenues decreased by approximately 30%, or $65.7 million, to $154.9 million for the three months ended September 30, 2001 from $220.6 million for the three months ended September 30, 2000. Butadiene sales revenues decreased as a result of lower sales prices and sales volumes as compared to the prior year quarter. Butadiene sales prices and sales volumes were lower during the current period due to a decline in customer demand. Fuel products sales revenues decreased principally due to lower MTBE sales prices. MTBE sales prices were lower during the current period as a result of decreases in gasoline prices and lower consumer demand. Specialty products sales revenues were slightly lower than the prior year quarter due to lower sales volumes and lower hydrocarbon values.

     GROSS PROFIT

          Gross profit decreased by $22.0 million, to $(3.3) million for the three months ended September 30, 2001 from $18.7 million for the three months ended September 30, 2000. Gross margin during this period decreased to (2.2)% from 8.5%. Gross profit during the period declined substantially due to operating problems associated with the fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in June, July and August resulted in a reduction of MTBE production of approximately 30 percent during the current quarter, compared to the prior year quarter adjusted for the turnaround in August 2000. The repairs during the current quarter included a turnaround to change damaged catalyst in one of the Company's dehydro units that is used to produce MTBE. In addition, raw material inventory levels at the beginning of the current quarter were higher than planned due to the operational outages sustained at the end of fiscal 2001. These raw materials subsequently declined in value due to a significant decline in market prices during the current quarter. The resulting higher cost raw materials combined with lower product sales prices had a negative effect on unit margins. The Company estimates that these operating problems related to the fire and flood impacted the first quarter gross profit by approximately $13 million. Gross profit was also negatively impacted by additional declines in product values during the quarter. These declines negatively impacted the unit margins in the fuel products and butadiene businesses.

     INCOME FROM OPERATIONS

          Income from operations decreased $22.1 million, to $(6.0) million for the three months ended September 30, 2001 from $16.1 million for the three months ended September 30, 2000. Operating margin during this period decreased to (3.9)% from 7.3%. This decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above. The selling, general and administrative costs remained unchanged from the prior year quarter.


LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS

Three months ended September 30, 2001 compared to the three months ended September 30, 2000

     Net cash used by operating activities was $23.7 million for the three months ended September 30, 2001 compared to $1.5 million net cash provided for the three months ended September 30, 2000. The decrease of $25.2 million was primarily caused by a $13.4 million decrease in net income and an $11.8 million increase in working capital during the current period. Net cash used in investing activities was $3.4 million for the three months ended

September 30, 2001 compared to $3.5 million for the three months ended September 30, 2000. Net cash provided by financing activities was $7.9 million for the three months ended September 30, 2001 compared to $8.1 million net cash used for the three months ended September 30, 2000. The increase of $16.0 million was attributable to borrowings under the revolving credit facility to satisfy current operating needs, a portion of which was used as a cash payment of $9.3 million to the Parent.


     LIQUIDITY

          The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes. Additionally, beginning in January 2002 a semiannual cash interest payment of $3.9 million is required under the Discount Notes issued by the Parent. The Parent does not maintain continuing operations that generate cash flow to meet these interest payments. The Company's ability to fund interest on the debt held by the Parent is limited by the terms of the Company's Subordinated Notes. On August 10, 2001, the Company funded a cash payment of $9.3 million to the Parent to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that the Company will be able to continue to fund cash payments to its Parent to meet additional future interest requirements. Additionally, beginning in fiscal 2002 qualifying employees will be allowed to exercise their put option under the terms of the ESOP (See Footnote 5 on Page
8). The future funding for the exercise of the put option is expected to come from Texas Petrochemicals LP. No commitment or requirement exists for Texas Petrochemicals LP to make such funding. The Company estimates that the current value of the put options exercisable in the fiscal year 2002 at approximately $1 million.

          The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume variances of finished goods. Additionally, the Company has a $40 million Revolving Credit Facility of which $23.5 million was used at September 30, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity in the current quarter has been impacted by a decline in operating results, changes in working capital, funding of $9.3 million to the Parent and funding of $2.5 million to the ESOP. While the Company currently has availability of funds under the Revolving Credit Facility there can be no guarantee that such availability will be sufficient in the future. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Additionally, the Bank Credit Agreement requires the Company to maintain certain financial ratios. In March 2001, the Company obtained an amendment to the Bank Credit Agreement related to certain financial ratios and capital expenditure limitations. The Company obtained a second amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

     CAPITAL EXPENDITURES

          The Company's capital expenditures relate principally to improving production capacity and improving operating efficiencies. Capital expenditures for three months ended September 30, 2001 were $3.4 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no significant quantitative or qualitative changes in the Company's risk sensitive instruments during the three months ended September 30, 2001.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.17 Second Amendment to Amended and Restated Credit Agreement by and among Texas Petrochemicals LP, TPC Holdings and Chase Manhattan Bank

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TEXAS PETROCHEMICALS LP
                                                   (Registrant)




Dated: November 14, 2001         By:           /s/   Carl S. Stutts
                                    --------------------------------------------
                                                   (Signature)
                                                 Carl S. Stutts
                                              Executive Vice President,
                                              Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
------         -----------
10.17          Second Amendment to Amended and Restated Credit Agreement by and
               among Texas Petrochemicals LP, TPC Holdings and Chase Manhattan
               Bank