Form 10-Q
period 2001-12-31
TEXAS PETROCHEMICALS LP
filed 2002-02-13
CIK 1020389

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

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO
                                              -------   -------

                        COMMISSION FILE NUMBER 333-11569

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

                                 (713) 627-7474
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            ---   ---
          -------------------------------------------------------------

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Consolidated Balance Sheet as of December 31, 2001 and June 30, 2001                                 1

        Consolidated Statement of Operations for the three and six months ended
          December 31, 2001 and 2000                                                                         2

        Consolidated Statement of Cash Flows for the six months ended
          December 31, 2001 and 2000                                                                         3

        Notes to Consolidated Financial Statements                                                           4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                       10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                          16

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                   16

Item 6. Exhibits and Reports on Form 8-K                                                                    16

Signature                                                                                                   17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2001              2001
                                                                           ---------------    --------------
      ASSETS
Current assets:
      Cash and cash equivalents                                              $      461         $   19,407
      Accounts receivable - trade                                                46,101             54,479
      Inventories                                                                15,629             35,574
      Other current assets                                                       18,114             12,487
                                                                             ----------         ----------
          Total current assets                                                   80,305            121,947

Property, plant and equipment, net                                              207,684            213,475
Investment in land held for sale                                                    990                990
Investment in and advances to limited partnership                                 2,439              2,652
Goodwill, net                                                                   160,395            160,395
Other assets, net of accumulated amortization                                     9,037              9,564
                                                                             ----------         ----------
          Total assets                                                       $  460,850         $  509,023
                                                                             ==========         ==========

      LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Bank overdraft                                                         $    1,805         $    5,829
      Accounts payable - trade                                                   30,283             67,171
      Payable to parent                                                              --                213
      Accrued expenses                                                           17,998             16,606
      Current portion of long-term debt                                           9,468              6,196
                                                                             ----------         ----------
          Total current liabilities                                              59,554             96,015

Revolving line of credit                                                         18,500              2,000
Long-term debt                                                                  258,269            263,943
Deferred income taxes                                                            58,404             59,417

Commitments and contingencies (Note 3)

Partners' equity:
      Limited partner                                                            76,708             86,772
      General partner                                                               775                876
Advance to parent                                                                (9,268)                --
Advance to general partner                                                       (2,092)                --
                                                                             ----------         ----------
          Total partners' equity                                                 66,123             87,648
                                                                             ----------         ----------
              Total liabilities and partners' equity                         $  460,850         $  509,023
                                                                             ==========         ==========



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                 DECEMBER 31,                               DECEMBER 31,
                                                      -------------------------------           ---------------------------------
                                                          2001                  2000               2001                    2000
                                                      ----------             --------           ---------              ----------

Revenues                                              $  139,315            $ 202,710           $ 294,236               $ 423,298
Cost of goods sold                                       126,246              189,192             279,390                 384,811
Non-cash ESOP compensation                                    57                  265                 126                     420
Depreciation                                               5,086                4,988              10,142                   9,965
Amortization of goodwill                                      --                1,146                  --                   2,292
                                                      ----------             --------           ---------               ---------
      Gross profit                                         7,925                7,119               4,578                  25,810

Selling, general and administrative expenses               2,632                2,388               5,288                   5,024
                                                      ----------            ---------           ---------               ---------
   Income (loss) from operations                           5,293                4,731                (710)                 20,786

Interest expense                                           7,495                7,877              15,106                  15,906

Other income (expense)
   Non-cash change in fair value of derivatives              630                  216                 (76)                   (148)
   Other, net                                                 95                  178                 131                     255
                                                      ----------            ---------           ---------               ---------
                                                             725                  394                  55                     107

   Income (loss) before income taxes and cumulative
   effect of accounting change                            (1,477               (2,752)            (15,761)                  4,987

Provision (benefit) for income taxes                        (563                 (458)             (5,470                   2,810
                                                      ----------            ---------           ---------               ---------

Cumulative effect of accounting change
   (net of $221 income tax benefit)                           --                   --                  --                    (410)

   Net income (loss)                                  $     (914)           $  (2,294)          $ (10,291)              $   1,767
                                                      ==========            =========           =========               =========




          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                           ---------------------------------
                                                                                 2001               2000
                                                                           --------------     --------------
Cash flows from operating activities:
      Net income (loss)                                                     $   (10,291)        $    1,767
      Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
      Depreciation of fixed assets                                               10,142              9,965
      Amortization of goodwill                                                       --              2,292
      Amortization of debt issuance costs and deferred premium                      601                601
      Earnings from investment in limited partnership                               (50)              (288)
      Deferred income taxes                                                      (1,969)              (629)
      Non-cash ESOP compensation                                                    126                420
      Non-cash change in fair value of derivatives                                   76                780
      Change in:
         Accounts receivable                                                      8,378            (14,630)
         Inventories                                                             19,945             (6,852)
         Other assets                                                            (2,354)            (4,821)
         Accounts payable                                                       (36,888)            (2,188)
         Payable to parent                                                         (213)              (639)
         Accrued expenses                                                         2,348              1,007
         Distribution from investment in limited partnership                        263                325
                                                                            -----------         ----------
             Net cash used in operating activities                               (9,886)           (12,890)

Cash flows from investing activities:
      Capital expenditures                                                       (4,351)            (6,800)
                                                                            ------------        -----------
             Net cash used in investing activities                               (4,351)            (6,800)

 Cash flows from financing activities:
      Change in bank overdraft                                                   (4,024)               331
      Net borrowings under revolver                                              16,500             13,350
      Payments on long-term debt                                                 (5,825)            (9,591)
      Payment of cash bonus plan                                                     --               (213)
      Advance to parent                                                          (9,268)                --
      Advance to general partner                                                 (2,482)                --
      Reduction in advance to general partner                                       390              1,000
                                                                            -----------         ----------
             Net cash provided by (used in) financing activities                 (4,709)             4,877
                                                                            -----------         ----------

Net decrease in cash and cash equivalents                                       (18,946)           (14,813)

Cash and cash equivalents, at beginning of period                                19,407             14,919
                                                                            -----------         ----------

Cash and cash equivalents, at end of period                                 $       461         $      106
                                                                            ===========         ==========



          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

   NATURE OF OPERATIONS

      Texas Petrochemicals LP, formerly Texas Petrochemicals Corporation, referred to as the "Company" herein, is one of the largest producers of butadiene, the largest producer of butene-1, and the third largest producer of methyl tertiary-butyl ether ("MTBE") in North America. In addition, the Company is the sole producer of diisobutylene and isobutylene concentrate in the United States and the second largest domestic merchant supplier of high purity isobutylene to the chemical market. The Company's products include: (i) butadiene, primarily used to produce synthetic rubber; (ii) MTBE, used as an oxygenate and octane enhancer in gasoline; (iii) alkylate, used as a gasoline-blend component; (iv) butene-1, used in the manufacture of plastic resins, fuel additives and synthetic alcohols; (v) specialty isobutylenes, primarily used in the production of specialty rubbers, lubricant additives, detergents and coatings; and (vi) polyisobutylenes, used in the production of fuel and lube additives, adhesives, sealants and packaging.

      On July 1, 2000, the Company converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's immediate parent prior to the conversion, retained a direct 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change had no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation. As a result of the above equity restructuring, there was no change in the carrying values of the Company's assets and liabilities.

   GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been made which are necessary to fairly present the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the interim period ended December 31, 2001. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K for the year ended June 30, 2001. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                             TEXAS PETROCHEMICALS LP

2. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Finished goods                                                      $    8,353         $   13,583
         Raw materials                                                            5,787             20,497
         Chemicals and supplies                                                   1,489              1,494
                                                                             ----------         ----------
                                                                             $   15,629         $   35,574
                                                                             ==========         ==========


OTHER CURRENT ASSETS:

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Catalyst inventory                                                  $    5,792         $    5,389
         Other receivables                                                        3,701              4,929
         Prepaid and other                                                        8,621              2,169
                                                                             ----------         ----------
                                                                             $   18,114         $   12,487
                                                                             ==========         ==========


PROPERTY, PLANT AND EQUIPMENT:

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Chemical plants                                                     $   304,028        $   300,379
         Construction in progress                                                 17,737             17,704
         Other                                                                     6,508              5,839
                                                                             -----------        -----------
                                                                                 328,273            323,922
         Less accumulated depreciation                                           120,589            110,447
                                                                             -----------        -----------
                                                                             $   207,684        $   213,475
                                                                             ===========        ===========


ACCRUED EXPENSES:

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2001              2001
                                                                           --------------     --------------
         Accrued interest                                                    $   12,557             12,439
         Property and sales taxes                                                 3,430              2,320
         Other                                                                    2,011              1,847
                                                                             ----------         ----------
                                                                             $   17,998         $   16,606
                                                                             ==========         ==========

                             TEXAS PETROCHEMICALS LP

LONG TERM DEBT:

                                                         DECEMBER 31,  JUNE 30,
                                                             2001        2001
                                                         ------------  --------
         Bank Credit Agreement:
              Term A Loan                                 $   5,467    $  8,237
              Term B Loan                                    34,151      35,295
              Revolving Credit Facility                      18,500       2,000
         Senior Subordinated Notes                          225,000     225,000
         Deferred premium on Senior Subordinated Notes        1,446       1,607
         Note payable for insurance premium                   1,673          --
                                                         ----------    --------
                                                            286,237     272,139
         Less current maturities                              9,468       6,196
                                                         ----------    --------
         Long-term debt                                   $ 276,769    $265,943
                                                         ==========    ========


      The Bank Credit Agreement originally provided for term loans in the amount of $130 million and a Revolving Credit Facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 1.50% for the Revolving Credit Facility and Term A Loan at December 31, 2001 and 2000 and 3.00% for the Term B Loan at December 31, 2001 and 2000, respectively) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% and 0.5% at December 31, 2001 and 2000). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants which include, but are not limited to, maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

3. COMMITMENTS AND CONTINGENCIES

   ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission ("TNRCC"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and

                             TEXAS PETROCHEMICALS LP
registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation or judicial, or administrative decisions will not have such an effect.

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

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe nonattainment area for ozone under the Clean Air Act ("CAA"). Accordingly, the State of Texas is in the process of developing a revised State Implementation Plant ("SIP") which will require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen from the plants in Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of Nitrogen Oxide ("NOx") by approximately 90%. However, a negotiated plan agreed to by TNRCC and the affected plants would reduce the amount of the required reductions to 75%, if certain scientific data supports such reduction. Approval by EPA of the SIP is anticipated to occur by late 2002. Although the Company is unable at this time to predict with certainty the cost of modifying its facilities to comply with the requirements of the SIP, the Company estimates that such costs could range from $30 million to $60 million. Such costs will depend on the final form and scope of the SIP, and the determination of the detailed modifications that could be required to comply with the SIP. The Company anticipates that the majority of the costs to modify it facilities would be incurred from fiscal 2003 to 2006.

   MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. EPA has not yet established MCLs, but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

                             TEXAS PETROCHEMICALS LP

      There continues to be action in Congress that may impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the Clean Air Act ("CAA") or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California EPA has designated MTBE as a possible human carcinogen.

4. ACCOUNTING CHANGE

      In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial reporting and accounting for goodwill and other intangible assets. The pronouncement stipulates that goodwill should no longer be amortized but rather periodically assessed for impairment. The Company has applied the provisions in SFAS No. 142 and concluded that goodwill was not impaired. The Company will continue to periodically assess goodwill for impairment. The net impact of the elimination of goodwill amortization is a $2.3 million decrease in the net loss for the six months ended December 31, 2001.

      In July 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133". Accordingly, upon adoption of these pronouncements the Company recorded all derivative instruments on the balance sheet at their respective fair values with an offsetting entry as a cumulative change in accounting principle, net of tax. The cumulative effect on earnings was a pre-tax charge of $0.6 million less a tax benefit of $0.2 million.

5. EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer to the selling shareholders was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to loan have been recorded as an advance to the general partner and reflected as a contra account in partners' equity. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the Trust, has reflected this transaction on its balance sheet. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-financing note. The Company anticipates it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The selling shareholder holds a security interest in the common stock, but has no recourse against the Company, the plan sponsor, or the Trust for non-payment of the note. The Company's contribution to the Trust for the six months ended December 31, 2001 was $0.4 million, which was reported as compensation expense.

                             TEXAS PETROCHEMICALS LP

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances, the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retired or terminated from fiscal 1996 to 2001 will be allowed to exercise their put option. Subsequent to fiscal 2002, on an annual basis, employees who meet the put option qualification requirements will be allowed to exercise their put option. The future funding for the exercise of the put options is expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. No commitment or requirement, however, exists for Texas Petrochemicals LP to make such funding. The Company estimates the current value of the put options exercisable in fiscal year 2002 at approximately $1.4 million. This amount is based on the number of shares exercisable and the current appraised share value of $146 per share as of June 30, 2001. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

6. ADVANCE TO PARENT

      On August 10, 2001, the Company funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc., the parent company of TPC Holding Corp., to be held for future scheduled interest payments on the Discount Notes (See "Liquidity" discussion on page 12). The payment has been recorded as a note receivable from the Parent and reflected as a contra account in partners' equity. The note is due on August 10, 2010 and bears an interest rate of 6% per annum payable at maturity. The note, including principal and interest, is subject to mandatory prepayments in amounts otherwise due by the parent to the Company under an existing tax sharing agreement.

      As of December 31, 2001, the $9.3 million advance was included in Texas Petrochemical Holdings, Inc.'s cash balance. On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing Texas Petrochemical Holdings, Inc.'s cash balance. Texas Petrochemical Holdings, Inc. anticipates the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. Texas Petrochemical Holdings, Inc. expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless Texas Petrochemicals LP provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised at Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of Texas Petrochemical Holdings, Inc., however, under certain circumstances a default under the Discount Notes could trigger a cross default in the Texas Petrochemicals LP Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The current sluggish economy has impacted demand primarily in the Company's butadiene and specialty products businesses. Additionally, declines in hydrocarbon prices driven by lower crude oil and natural gas prices have negatively impacted operating margins.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. Currently, the effective date of the ban is being reconsidered by California because of concerns about the availability and cost of alternatives to MTBE. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. EPA has not yet established MCLs, but has an advisory of 20-40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

      There continues to be action in Congress to impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the Clean Air Act ("CAA") or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California EPA has designated MTBE as a possible human carcinogen.

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three and six months ended December 31, 2001 and 2000, respectively.


Revenues

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       DECEMBER 31,                       DECEMBER 31,
                                             -----------------------------       ----------------------------
                                                  2001            2000               2001             2000
                                             --------------   ------------       ------------     -----------
                                                                   (DOLLARS IN MILLIONS)
Butadiene                                    $ 27.3    20%    $ 44.6    22%      $ 55.8    19%    $ 88.9   21%
Fuel Products (1)                              80.0    57      112.4    55        166.7    57      242.1   57
Specialty Products(2)                          30.2    22       40.4    20         67.0    23       82.4   19
Other(3)                                        1.8     1        5.3     3          4.7     1     $  9.9    3
                                             ------   ---     ------   ---       ------   ---     ------  ---
Total                                        $139.3   100%    $202.7   100%      $294.2   100%    $423.3  100%
                                             ======   ===     ======   ===       ======   ===     ======  ===

----------
(1) Includes revenue from sales of MTBE, butene-2 and alkylate.
(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.
(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          DECEMBER 31,                                 DECEMBER 31,
                                                 -----------------------------                -----------------------------
                                                   2001                 2000                     2001                2000
                                                 ---------            --------                 ---------           --------
                                                                  (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                         214.7                 196.8                    397.1               414.0
Fuel Products(1)                                  119.6                 111.3                    224.7               221.8
Specialty Products                                141.0                 147.6                    298.8               308.0

----------
(1) Volumes in millions of gallons. Includes 91.4 million, 88.3 million, 173.3 million and 183.1 million gallons of MTBE sales, of which 3.0 million, 39.3 million, 34.5 million and 68.4 million gallons of finished MTBE were purchased for resale for the three and six months ended December 31, 2001 and 2000, respectively.


RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                       THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                           DECEMBER 31,                                    DECEMBER 31,
                                                 --------------------------------               -------------------------------
                                                      2001              2000                         2001               2000
                                                 -------------    ---------------               -------------      -------------
                                                                              (DOLLARS IN MILLIONS)
Revenues                                          $ 139.3  100%   $  202.7    100%              $ 294.2   100%     $ 423.3   100%
Cost of goods sold                                  126.2   90       189.2     93                 279.4    95        384.8    91
Non-cash ESOP compensation                            0.1   --         0.3     --                   0.1    --          0.4    --
Depreciation and amortization                         5.1    4         6.1      3                  10.1     3         12.3     3
                                                  -------  ---    --------    ---               -------   ---      -------  ----
      Gross profit                                    7.9    6         7.1      4                   4.6     2         25.8     6
Selling, general and administrative expenses          2.6    2         2.4      1                   5.3     2          5.0     1
                                                  -------  ---    --------    ---               -------   ---      -------  ----
      Income from operations                      $   5.3    4%   $    4.7      2%              $  (0.7)   --%     $  20.8     5%
                                                  =======  ===    ========    ===               =======   ===      =======  ====

Three months ended December 31, 2001 compared to the three months ended December 31, 2000

   REVENUES

      The Company's revenues decreased by approximately 31%, or $63.4 million, to $139.3 million for the three months ended December 31, 2001 from $202.7 million for the three months ended December 31, 2000. Butadiene sales revenues decreased as a result of lower sales prices as compared to the prior year quarter. The decrease in sales prices was partially offset by higher sales volumes. Fuel products sales revenues also declined because of lower sales prices driven by lower crude oil and gasoline prices. Specialty products sales revenues were lower than the prior year quarter due to lower sales volumes and lower hydrocarbon prices.

   GROSS PROFIT

      Gross profit increased by $0.8 million, to $7.9 million for the three months ended December 31, 2001 from $7.1 million for the three months ended December 31, 2000. Gross margin during this period increased to 5.7% from 3.5%. Butadiene gross profit declined due to margin compression driven by declining product prices. MTBE gross profit increased due to higher sales volumes from production. Specialty products gross profit was positively impacted by lower raw material and energy costs. In addition, gross profit increased during the current quarter compared to the corresponding prior year quarter by the elimination of goodwill amortization expense upon adoption of SFAS No. 142 starting July 2001. Goodwill amortization expense of $1.1 million was recorded in the three months ended December 31, 2000.

   INCOME FROM OPERATIONS

      Income from operations increased $0.6 million, to $5.3 million for the three months ended December 31, 2001 from $4.7 million for the three months ended December 31, 2000. Operating margin during this period increased to 3.8% from 2.3%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above.

Six months ended December 31, 2001 compared to the six months ended December 31, 2000

   REVENUES

      The Company's revenues decreased by 30%, or $129.1 million, to $294.2 million for the six months ended December 31, 2001 from $423.3 million for the six months ended December 31, 2000. Butadiene sales revenues decreased as a result of lower sales prices and sales volumes as compared to the prior year period. Fuel products sales revenues decreased principally due to lower MTBE sales prices. MTBE sales prices were lower during the current period as a result of decreases in crude oil and gasoline prices. Specialty products sales revenues were lower than the prior year period due to lower sales volumes and lower hydrocarbon prices.

   GROSS PROFIT

      Gross profit decreased by 82% or $21.2 million, to $4.6 million for the six months ended December 31, 2001 from $25.8 million for the six months ended December 31, 2000. Gross margin during this period decreased to approximately 1.6% from 6.1%. Gross profit during the period declined substantially due to operating problems associated with the fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in June, July and August 2001 resulted in a reduction of MTBE production of approximately 30 percent during the current period compared to the prior year period adjusted for the turnaround in August 2000. The repairs during the current period included a turnaround to change damaged catalyst in one of the Company's dehydro units that is used to produce MTBE. In addition, raw material inventory levels at the beginning of the current period were higher than planned due to the operational outages sustained at the end of fiscal year 2001. These raw materials subsequently declined in value due to a significant decline in market prices during the current period. The resulting higher cost of raw materials combined with lower product sales prices had a negative effect on unit margins. The Company estimates that these operating problems related to the fire and flood impacted the first quarter gross profit by approximately $13 million. Gross profit was also negatively impacted by additional declines in product prices during the period. These declines negatively impacted the unit margins in the fuel products and butadiene businesses. Gross profit increased during the current period compared to the corresponding prior year period by the elimination of goodwill amortization expense upon the adoption of SFAS No. 142 starting in July 2001. Goodwill amortization expense of $2.3 million was recorded in the six months ended December 31, 2000.

   INCOME FROM OPERATIONS

      Income from operations decreased by $21.5 million, to $(0.7) million for the six months ended December 31, 2001 from $20.8 million for the six months ended December 31, 2000. Operating margin during this period decreased to (0.2)% from 4.9%. The decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.


LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Six months ended December 31, 2001 compared to the six months ended December 31, 2000

      Net cash used by operating activities was $9.9 million for the six months ended December 31, 2001 compared to $12.9 million for the six months ended December 31, 2000. The decrease of $3.0 million was caused by a decrease in working capital during the current period partly offset by lower net income. Net cash used in investing activities was $4.4 million for the six months ended December 31, 2001 compared to $6.8 million for the six months ended December 31, 2000. The decrease of $ 2.4 million was due to lower capital expenditures. Net cash used in financing activities was $4.7 million for the six months ended December 31, 2001 compared to $4.9 million net cash provided for the six months ended December 31, 2000. The decrease of $9.6 million was primarily attributable to a cash payment of $9.3 million to the Parent to fund scheduled interest payments. See further discussion in the following liquidity section.

   LIQUIDITY

      The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes in addition to funding capital expenditures and income taxes. Additionally, beginning in January 2002, a semiannual cash interest payment of $3.9 million is required under the Discount Notes issued by the parent. The parent does not maintain continuing operations that generate cash flow to meet these interest payments. The Company's ability to fund interest on the debt held by the Parent is limited by the terms of the Company's Subordinated Notes. On August 10, 2001, the Company funded a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc., the parent of TPC Holding Corp., to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that the Company will be able to continue to fund cash payments to the Parent to meet additional future interest requirements.

      As of December 31, 2001, the $9.3 million advance was included in Texas Petrochemical Holdings, Inc.'s cash balance. On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing Texas Petrochemical Holdings, Inc.'s cash balance. Texas Petrochemical Holdings, Inc. anticipates the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. Texas Petrochemical Holdings, Inc. expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless Texas Petrochemicals LP provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised at Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of Texas Petrochemicals LP secure the obligations of Texas Petrochemical Holdings, Inc., however, under certain circumstances a default under the Discount Notes could trigger a cross default in the Texas Petrochemicals LP Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

      In August 2001, TPC Holding Corp. Employee Stock Ownership Trust purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer, to selling shareholders, was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to loan have been recorded as an advance to the general partner and reflected as a contra account in partners' equity. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the Trust, has reflected this transaction on its balance sheet. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-finance note. The Company anticipates it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The selling shareholder holds a security interest in the common stock, but has no recourse against the Company, the plan sponsor, or the Trust for non-payment of the note. The Company's contribution to the Trust for the six months ended December 31, 2001 was $0.4 million, which was reported as compensation expense.

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retired or terminated from fiscal 1996 to 2001 will be allowed to exercise their put option. Subsequent to fiscal 2002, on an annual basis, employees who meet the put option qualification requirements will be allowed to exercise their put option. The future funding for the exercise of the put options is expected to come from Texas Petrochemicals LP and is allowed under the provisions of its debt agreements. No commitment or requirement, however, exists for Texas Petrochemicals LP to make such funding. The Company estimates that the current value of the put options exercisable in fiscal year 2002 at approximately $1.4 million. This amount is based on the number of shares exercisable and the current appraised share value of $146 per share as of June 30, 2001. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

      The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume of finished goods. Additionally, the Company has a $40 million Revolving Credit Facility of which $18.5 million was used at December 31, 2001, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity in the current period has been impacted by a decline in operating results, changes in working capital, funding of $9.3 million to the parent and funding of $2.5 million to the ESOP Trust. While the Company currently has availability of funds under the Revolving Credit Facility, there can be no guarantee that such availability will be sufficient in the future. In order to improve liquidity, the Company has taken steps to reduce capital expenditures and working capital. In addition to reductions of inventory quantities on hand, declines in product prices in the past year have contributed to the Company's ability to reduce working capital. Potential future increases in product prices may impact the Company's ability to maintain low levels of working capital and in the event of significant product prices increases would have a substantial impact on the Company's liquidity position. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. Based on the current financial ratios effective February 14, 2002, the Company's availability under its $40 million Revolver Credit Facility will decrease to $37 million. The Company's availability under the Revolving Credit Facility is tied, among other things, to the ratio of Debt to EBITDA as defined in the Bank Credit Agreement. Future declines in the Company's
EBITDA could result in a further decline in the amount of available capacity in the Revolving Credit Facility, if an amendment to the Bank Credit Agreement were not obtained. Additionally, the Company's Revolving Credit Facility is scheduled to expire on December 31, 2002. Failure to obtain alternative financing or an extension of the existing facility by December 31, 2002 would create a significant reduction in the Company's liquidity and could have a substantial negative impact on the Company's business operations and financial condition. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

   CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies. Capital expenditures for the six months ended December 31, 2001 were $4.4 million. The Company's expenses include approximately $20 million annually for plant maintenance, which are not treated as capital expenditures. The Company currently plans to spend approximately $8 million in capital expenditures for fiscal 2002.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary sources of market risk are from fluctuations in commodity prices and interest rates.

COMMODITY PRICES

      The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into commodity price swap agreements and futures contracts to reduce price risk by either purchasing or selling raw materials or other products in the market. At December 31, 2001, the Company had outstanding natural gas swap contracts with notional volumes totaling 800,000 mmbtus and other raw material futures contracts with notional volumes totaling 25,000 barrels. The fair value of these outstanding derivative instruments at December 31, 2001 has been recorded in the financial statements as a $1.3 million loss. A hypothetical 10% unfavorable change in the price of natural gas from that in effect at the end of the period would not have a material adverse effect on the financial position or results of operations of the Company. Additionally, the Company recognized a $0.8 million loss on natural gas swap contracts that settled during the three months ended December 31, 2001.

INTEREST RATE RISK

      The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. As of December 31, 2001 the Company had no interest rate derivatives instruments outstanding.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits
           None.

   (b)     Reports on Form 8-K
           There were no reports on Form 8-K filed during the three months ended December 31, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 TEXAS PETROCHEMICALS LP





Dated:    February 13, 2002                 By:     /s/   Carl S. Stutts
                                                -------------------------------
                                                        Carl S. Stutts
                                                    Executive Vice President,
                                                     Chief Financial Officer