Form 10-Q
period 2002-03-31
TEXAS PETROCHEMICALS LP
filed 2002-05-15
CIK 1020389

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

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO
                                           -----------    -----------

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

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS



                                                                                    Page
                                                                                    ----
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheet as of March 31, 2002 and June 30, 2001                1

     Consolidated Statement of Operations for the three and nine months ended
        March 31, 2002 and 2001                                                       2

     Consolidated Statement of Cash Flows for the nine months ended
        March 31, 2002 and 2001                                                       3

     Notes to Consolidated Financial Statements                                       4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   16

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                            16

Item 6. Exhibits and Reports on Form 8-K                                             16

Signature                                                                            17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                         MARCH 31,      JUNE 30,
                                                           2002           2001
                                                         ---------     ---------
      ASSETS
Current assets:
      Cash and cash equivalents                          $     672     $  19,407
      Accounts receivable - trade                           55,135        54,479
      Inventories                                           23,293        35,574
      Other current assets                                  13,516        12,487
                                                         ---------     ---------
          Total current assets                              92,616       121,947

Property, plant and equipment, net                         205,220       213,475
Investment in land held for sale                               990           990
Investment in and advances to limited partnership            2,414         2,652
Goodwill, net                                              160,395       160,395
Other assets, net of accumulated amortization               10,047         9,564
                                                         ---------     ---------
          Total assets                                   $ 471,682     $ 509,023
                                                         =========     =========

      LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Bank overdraft                                     $   4,728     $   5,829
      Accounts payable - trade                              47,878        67,171
      Payable to parent                                         --           213
      Accrued expenses                                       9,283        16,606
      Revolving Credit Facility                             16,200            --
      Current portion of long-term debt                     12,547         6,196
                                                         ---------     ---------
          Total current liabilities                         90,636        96,015

Revolving Credit Facility                                       --         2,000
Long-term debt                                             253,168       263,943
Deferred income taxes                                       57,995        59,417

Commitments and contingencies (Note 3)

Partners' equity:
      Limited partner                                       80,297        86,772
      General partner                                          811           876
Advance to parent                                           (9,268)           --
Advance to general partner                                  (1,957)           --
                                                         ---------     ---------
          Total partners' equity                            69,883        87,648
                                                         ---------     ---------
              Total liabilities and partners' equity     $ 471,682     $ 509,023
                                                         =========     =========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             MARCH 31,                    MARCH 31,
                                                       ----------------------     -----------------------
                                                          2002         2001          2002          2001
                                                       ---------    ---------     ---------     ---------
Revenues                                               $ 136,578    $ 221,273     $ 430,814     $ 644,571
Cost of goods sold                                       117,144      202,761       396,534       587,573
Non-cash ESOP compensation                                    57          265           183           685
Depreciation                                               5,145        5,007        15,287        14,971
Amortization of goodwill                                      --        1,145            --         3,437
                                                       ---------    ---------     ---------     ---------
      Gross profit                                        14,232       12,095        18,810        37,905

Selling, general and administrative expenses               2,305        2,332         7,593         7,356
                                                       ---------    ---------     ---------     ---------
   Income from operations                                 11,927        9,763        11,217        30,549

Interest expense                                           7,557        8,184        22,663        24,090

Other income (expense)
   Non-cash change in fair value of derivatives              971          871           895           723
   Loss on sale of investment in land held for sale           --         (327)           --          (327)
   Other, net                                                209          182           340           437
                                                       ---------    ---------     ---------     ---------
                                                           1,180          726         1,235           833

   Income (loss) before income taxes and cumulative
   effect of accounting change                             5,550        2,305       (10,211)        7,292

Provision (benefit) for income taxes                       1,981        1,331        (3,489)        4,141
                                                       ---------    ---------     ---------     ---------
Cumulative effect of accounting change
   (net of $221 income tax benefit)                           --           --            --          (410)

   Net income (loss)                                   $   3,569    $     974     $  (6,722)    $   2,741
                                                       =========    =========     =========     =========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ---------------------
                                                                        2002         2001
                                                                      --------     --------
Cash flows from operating activities:
      Net income (loss)                                               $ (6,722)    $  2,741
      Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
      Depreciation of fixed assets                                      15,287       14,971
      Amortization of goodwill                                              --        3,437
      Amortization of debt issuance costs and deferred premium             901          904
      Earnings from investment in limited partnership                     (200)        (423)
      Loss on sale of investment in land held for sale                      --          327
      Deferred income taxes                                             (2,377)        (977)
      Non-cash ESOP compensation                                           183          685
      Non-cash change in fair value of derivatives                        (895)         (92)
      Non-cash net reduction in advance to general partner                 530        1,500
      Change in:
         Accounts receivable                                              (656)     (11,699)
         Inventories                                                    12,281       (7,707)
         Other assets                                                    1,823       (4,041)
         Accounts payable                                              (19,293)      (6,993)
         Payable to parent                                                (213)         259
         Accrued expenses                                               (6,368)      (7,635)
      Distribution from investment in limited partnership                  438          525
                                                                      --------     --------
             Net cash used in operating activities                      (5,281)     (14,218)

Cash flows from investing activities:
      Capital expenditures                                              (7,032)     (10,163)
      Proceeds from sale of investment in land held for sale                --          741
                                                                      --------     --------
             Net cash used in investing activities                      (7,032)      (9,422)

 Cash flows from financing activities:
      Change in bank overdraft                                          (1,101)      (1,750)
      Net borrowings under Revolving Credit Facility                    14,200       22,250
      Payments on long-term debt                                        (7,766)     (11,443)
      Payment of cash bonus plan                                            --         (213)
      Advance to parent                                                 (9,268)          --
      Advance to general partner                                        (2,487)          --
                                                                      --------     --------
             Net cash provided by (used in) financing activities        (6,422)       8,844
                                                                      --------     --------

Net decrease in cash and cash equivalents                              (18,735)     (14,796)

Cash and cash equivalents, at beginning of period                       19,407       14,919
                                                                      --------     --------

Cash and cash equivalents, at end of period                           $    672     $    123
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

      On July 1, 2000, the Company converted its legal form from a corporation to a limited partnership, Texas Petrochemicals LP, pursuant to the conversion provisions of the Texas Business Corporation Act and the Texas Revised Limited Partnership Act. TPC Holding Corp., the Company's direct parent prior to the conversion, retained a 1% ownership interest in the partnership and became its sole general partner. Petrochemical Partnership Holdings, Inc., a new wholly owned subsidiary of TPC Holding Corp., acquired the remaining 99% ownership interest and simultaneously became a limited partner of the partnership. This change had no effect on the current management of the Company or its existing operations. The Texas Business Corporation Act provides that the effect of the conversion is that the Company as a legal entity continues to exist, without interruption, but in the organizational form of a Texas limited partnership rather than in the prior organizational form of a Texas corporation. As a result of the above equity restructuring, there was no change in the carrying values of the Company's assets and liabilities.

   GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments have been made which are necessary to fairly present the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the interim period ended March 31, 2002. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and notes included in the Company's Form 10-K for the year ended June 30, 2001. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                             TEXAS PETROCHEMICALS LP

2.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)

INVENTORIES:

                                                 MARCH 31,     JUNE 30,
                                                   2002          2001
                                                 ---------    ---------
Finished goods                                   $  11,602    $  13,583
Raw materials                                       10,334       20,497
Chemicals and supplies                               1,357        1,494
                                                 ---------    ---------
                                                 $  23,293    $  35,574
                                                 =========    =========

OTHER CURRENT ASSETS:

                                                 MARCH 31,     JUNE 30,
                                                   2002          2001
                                                 ---------    ---------
Catalyst inventory                               $   4,816    $   5,389
Other receivables                                    1,440        4,929
Prepaid and other                                    7,260        2,169
                                                 ---------    ---------
                                                 $  13,516    $  12,487
                                                 =========    =========

PROPERTY, PLANT AND EQUIPMENT:

                                                 MARCH 31,     JUNE 30,
                                                   2002          2001
                                                 ---------    ---------
Chemical plants                                  $ 304,028    $ 300,379
Construction in progress                            20,417       17,704
Other                                                6,509        5,839
                                                 ---------    ---------
                                                   330,954      323,922
Less accumulated depreciation                      125,734      110,447
                                                 ---------    ---------
                                                 $ 205,220    $ 213,475
                                                 =========    =========

ACCRUED EXPENSES:

                                                 MARCH 31,     JUNE 30,
                                                   2002          2001
                                                 ---------    ---------
Accrued interest                                 $   6,385       12,439
Property and sales taxes                               778        2,320
Other                                                2,120        1,847
                                                 ---------    ---------
                                                 $   9,283    $  16,606
                                                 =========    =========

                             TEXAS PETROCHEMICALS LP

LONG TERM DEBT:

                                                 MARCH 31,     JUNE 30,
                                                   2002          2001
                                                 ---------    ---------
Bank Credit Agreement:
     Term A Loan                                 $   4,165    $   8,237
     Term B Loan                                    33,935       35,295
     Revolving Credit Facility                      16,200        2,000
Senior Subordinated Notes                          225,000      225,000
Deferred premium on Senior Subordinated Notes        1,366        1,607
Note payable for insurance premium                   1,249           --
                                                 ---------    ---------
                                                   281,915      272,139
Less current maturities                             28,747        6,196
                                                 ---------    ---------
Long-term debt                                   $ 253,168    $ 265,943
                                                 =========    =========


      The Bank Credit Agreement originally provided for term loans in the amount of $130 million and a Revolving Credit Facility of up to $40 million. Quarterly principal and interest payments are made under the Bank Credit Agreement. The final payments under the Term A Loan and Term B Loan are due on December 31, 2002 and June 30, 2004, respectively. The Revolving Credit Facility is currently scheduled to expire on December 31, 2002. The debt under the Bank Credit Agreement bears interest, at the option of the borrower, based on the LIBOR rate plus a margin (2.0% and 1.50% for the Revolving Credit Facility and Term A Loan at March 31, 2002 and 2001 and 3.0% for the Term B Loan at March 31, 2002 and 2001, respectively) or the greater of the prime rate and the federal funds rate plus 1/2% plus a margin (1.0% and 0.5% at March 2002 and 2001). Substantially all assets of the Company are pledged as collateral under the Bank Credit Agreement. The Senior Subordinated Notes are due 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Bank Credit Agreement and the Senior Subordinated Notes include certain restrictive covenants which include, but are not limited to, maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

3.    COMMITMENTS AND CONTINGENCIES

   ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the U.S. Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Natural Resource Conservation Commission ("TNRCC"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and

                             TEXAS PETROCHEMICALS LP
registrations for wastewater discharges, solid and hazardous waste disposal and air emissions, and management believes that the Company is in substantial compliance with all such laws and regulations. While management does not expect that the cost of compliance with existing environmental laws will have a material adverse effect on the Company's financial condition, results of operations or cash flows, there can be no assurance that future legislation, regulation, or judicial or administrative decisions will not have such an effect.

      Under federal and state environmental laws, companies may be liable for remediation of contamination at on-site and off-site waste management and disposal areas. Management believes that the Company is not likely to be required to incur material remediation costs related to its management, transportation and disposal of solid and hazardous materials and wastes or to its pipeline operations.

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe nonattainment area for ozone under the Clean Air Act ("CAA"). Accordingly, the State of Texas is in the process of developing a revised State Implementation Plant ("SIP") which will require significant reductions in emissions of ozone precursors, including volatile organic compounds and oxides of nitrogen from the plants in Harris County. The SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of nitrogen oxide by approximately 90%. However, a negotiated plan agreed to by TNRCC and the affected plants would reduce the amount of the required reductions to 75%, if certain scientific data supports such reduction. Approval by EPA of the SIP is anticipated to occur by late 2002. Although the Company is unable at this time to predict with certainty the cost of modifying its facilities to comply with the requirements of the SIP, the Company estimates that such costs could range from $30 million to $60 million. Such costs will depend on the final form and scope of the SIP, and the determination of the detailed modifications that could be required to comply with the SIP. The Company anticipates that the majority of the costs to modify its facilities would be incurred from fiscal year 2003 to 2006.

  MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The EPA has not yet established MCLs but has an advisory of 20 to 40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

                             TEXAS PETROCHEMICALS LP

      There continues to be action in Congress that may impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the CAA or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California Environment Protection Agency has designated MTBE as a possible human carcinogen.

4.    ACCOUNTING CHANGE

      In July 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which addresses financial reporting and accounting for goodwill and other intangible assets. The pronouncement stipulates that goodwill should no longer be amortized but rather periodically assessed for impairment. The Company has applied the provisions in SFAS No. 142 and concluded that goodwill was not impaired. The Company will continue to periodically assess goodwill for impairment. Goodwill amortization expense of $3.4 million was recorded for the nine months ended March 31, 2001.

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

5.  EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer to the selling shareholders was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been recorded as an advance to the general partner and reflected as a contra account in partners' equity. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the sponsor of the Plan, has reflected this transaction on its balance sheet. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-financing note. The Company anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis, however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the shares sold to the Trust, but has no recourse against the Company, the sponsor or the Trust for non-payment of the notes. The Company's contribution to the Trust for the nine months ended March 31, 2002 was $0.6 million, which was reported as compensation expense.

                             TEXAS PETROCHEMICALS LP

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances, the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal year 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retired or were terminated from fiscal year 1996 to 2001 were allowed to exercise their put option. In April 2002, the Company funded $1.7 million to qualifying participants who exercised their put option.

      Beginning in fiscal year 2002, on an annual basis, employees who meet the put option qualification requirements will be allowed to exercise their put option. The future funding for the exercise of the put options is expected to come from the Company and is allowed under the provisions of its debt agreements. No commitment or requirement, however, exists for the Company to make such funding. The amount of the put option is based on the number of shares exercisable and the current appraised share value of $146 per share. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

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

      On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing Texas Petrochemical Holdings, Inc.'s cash balance to $5.4 million at March 31, 2002. Texas Petrochemical Holdings, Inc. anticipates a substantial portion of the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. Texas Petrochemical Holdings, Inc. expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless the Company provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised by Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of the Company secure the obligations of Texas Petrochemical Holdings, Inc.; however, under certain circumstances a default under the Discount Notes could trigger a cross default in the Company Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of Texas Petrochemicals LP, referred to as the "Company" herein, included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (methyl tertiary-butyl ether ("MTBE"), butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The recent sluggish economy has impacted demand, primarily in the Company's butadiene and specialty products businesses. During the first quarter of the current fiscal year, the Company's financial performance was negatively impacted by continued disruptions to its business caused by a fire in one of its operating units in May, 2001 and severe flooding in June, 2001. The Company's financial performance improved during the current quarter due to lower raw material and energy cost as compared to the prior year quarter.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states have enacted laws providing for reduction or elimination of MTBE from gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. The U.S. Environmental Protection Agency has not yet established MCLs but has an advisory of 20 to 40 ppb, based on aesthetics. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs.

      There continues to be action in Congress to impact the use of MTBE in gasoline. Included are legislative proposals that would ban MTBE, eliminate the oxygen requirement of the Clean Air Act or require the use of ethanol as a gasoline-blending component. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and, to have a material adverse effect on the Company's financial results.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California Environment Protection Agency has designated MTBE as a possible human carcinogen.

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three and nine months ended March 31, 2002 and 2001, respectively.


Revenues

                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                   MARCH 31,                      MARCH 31,
                         ---------------------------     ---------------------------
                             2002            2001            2002            2001
                         -----------     -----------     -----------     -----------
                                             (DOLLARS IN MILLIONS)
Butadiene                $ 26.9   20%    $ 45.3   20%    $ 82.7   19%    $134.2   21%
Fuel Products(1)           73.4   53      126.8   57      240.2   56      369.0   57
Specialty Products(2)      34.1   25       43.1   20      101.1   23      125.4   19
Other(3)                    2.2    2        6.1    3        6.8    2     $ 16.0    3
                         ------  ---     ------  ---     ------  ---     ------  ---
Total                    $136.6  100%    $221.3  100%    $430.8  100%    $644.6  100%
                         ======  ===     ======  ===     ======  ===     ======  ===

---------
(1) Includes revenue from sales of MTBE, butene-2 and alkylate.

(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.

(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.


Sales Volumes

                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                  MARCH 31,             MARCH 31,
                             ------------------     -----------------
                             2002          2001     2002         2001
                             -----        -----     -----       -----
                             (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                    213.0        201.6     610.1       615.6
Fuel Products(1)              90.7        107.4     315.4       329.2
Specialty Products           163.0        152.8     461.8       460.8

---------

(1) Volumes in millions of gallons. Includes 67.8 million, 86.7 million, 241.1 million and 269.8 million gallons of MTBE sales, of which 8.5 million,
    26.2 million, 43.0 million and 94.5 million gallons of finished MTBE were purchased for resale for the three and nine months ended March 31, 2002 and 2001, respectively.


RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          MARCH 31,                      MARCH 31,
                                                 ---------------------------     ---------------------------
                                                    2002            2001            2002            2001
                                                 -----------     -----------     -----------     -----------
                                                                   (DOLLARS IN MILLIONS)
Revenues                                         $136.6  100%    $221.3  100%    $430.8  100%    $644.6  100%
Cost of goods sold                                117.1   86      202.8   92      396.5   92      587.6   91
Non-cash ESOP compensation                          0.2   --        0.3   --        0.2   --        0.7   --
Depreciation and amortization                       5.1    4        6.1    3       15.3    4       18.4    3
                                                 ------  ---     ------  ---     ------  ---     ------  ---
      Gross profit                                 14.2   10       12.1    5       18.8    4       37.9    6
Selling, general and administrative expenses        2.3    2        2.3    1        7.7    2        7.4    1
                                                 ------  ---     ------  ---     ------  ---     ------  ---
      Income from operations                     $ 11.9    9%    $  9.8    4%    $ 11.1    2%    $ 30.5    5%
                                                 ======  ===     ======  ===     ======  ===     ======  ===

Three months ended March 31, 2002 compared to the three months ended March 31, 2001

   REVENUES

      The Company's revenues decreased by approximately 38%, or $84.7 million, to $136.6 million for the three months ended March 31, 2002 from $221.3 million for the three months ended March 31, 2001. Butadiene sales revenues decreased due to lower sales prices as compared to the prior year quarter. Butadiene sales prices were lower during the current quarter due to reduced domestic customer demand. Fuel products sales revenues declined primarily as a result of lower MTBE sales prices and MTBE sales volumes as compared to the prior year quarter. Lower MTBE sales prices were driven by lower crude oil and gasoline prices. MTBE sales volumes declined due to lower volumes of MTBE purchased for resale. Specialty products sales revenues were lower than the prior year quarter due primarily to lower sales prices driven by reduced feedstock and energy costs.

   GROSS PROFIT

      Gross profit increased by 17% or $2.1 million, to $14.2 million for the three months ended March 31, 2002 from $12.1 million for the three months ended March 31, 2001. Gross margin during this period increased to 10.4% from 5.5%. Gross profit was positively impacted during the current year quarter by lower feedstock and energy costs. The improvement in product margins more than offset the impact of income in the prior year quarter of $4.1 million from an insurance settlement and shipping contracts. In addition, gross profit increased during the current quarter compared to the corresponding prior year quarter by the elimination of goodwill amortization expense upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 starting July 2001. Goodwill amortization expense of $1.1 million was recorded during the three months ended March 31, 2001.

   INCOME FROM OPERATIONS

      Income from operations increased 21% or $2.1 million, to $11.9 million for the three months ended March 31, 2002 from $9.8 million for the three months ended March 31, 2001. Operating margin during this period increased to 8.7% from 4.4%. This increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above.

Nine months ended March 31, 2002 compared to the nine months ended
March 31, 2001

   REVENUES

      The Company's revenues decreased by 33%, or $213.8 million, to $430.8 million for the nine months ended March 31, 2002 from $644.6 million for the nine months ended March 31, 2001. Butadiene sales prices were lower during the current period due to reduced domestic customer demand. Fuel products sales revenues declined primarily as a result of lower MTBE sales prices and MTBE sales volumes as compared to the prior year period. Lower MTBE sales prices were driven by lower crude oil and gasoline prices. MTBE sales volumes declined due to lower volumes of MTBE purchased for resale. Specialty products sales revenues were lower than the prior year period due primarily to lower sales prices driven by reduced feedstock and energy costs.

   GROSS PROFIT

      Gross profit decreased by 50%, or $19.1 million, to $18.8 million for the nine months ended March 31, 2002 from $37.9 million for the nine months ended March 31, 2001. Gross margin during this period decreased to approximately 4.4% from 5.9%. Gross profit during the period declined substantially due to operating problems associated with the fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in June, July and August 2001 resulted in a reduction of MTBE production of approximately 30% during the current period compared to the prior year period adjusted for the turnaround in August 2000. The repairs during the current period included a turnaround to change damaged catalyst in one of the Company's dehydro units that is used to produce MTBE. In addition, raw material inventory levels at the beginning of the current period were higher than planned due to the operational outages sustained at the end of fiscal year 2001. These raw materials subsequently declined in value due to a significant decline in market prices during the current period. The resulting higher cost of raw materials combined with lower product sales prices had a negative effect on unit margins. The Company estimates that these operating problems related to the fire and flood impacted the first quarter gross profit by approximately $13 million. Gross profit was also negatively impacted by additional declines in product prices during the first nine months of the period. These declines negatively impacted the unit margins in the fuel products and butadiene businesses. Gross profit increased during the current period compared to the corresponding prior year period by the elimination of goodwill amortization expense upon the adoption of SFAS No. 142 starting in July 2001. Goodwill amortization expense of $3.4 million was recorded in the nine months ended March 31, 2001.

   INCOME FROM OPERATIONS

      Income from operations decreased by 63% or $19.3 million, to $11.2 million for the nine months ended March 31, 2002 from $30.5 million for the nine months ended March 31, 2001. Operating margin during this period decreased to 2.6% from 4.7%. The decrease in income from operations was primarily due to the same factors contributing to the decrease in gross profit described above.


LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Nine months ended March 31, 2002 compared to the nine months ended
March 31, 2001

      Net cash used by operating activities was $5.3 million for the nine months ended March 31, 2002 compared to $14.2 million for the nine months ended March 31, 2001. The decrease of $8.9 million was caused by a decrease in working capital during the current period partly offset by lower net income. Net cash used in investing activities was $7.0 million for the nine months ended March 31, 2002 compared to $9.4 million for the nine months ended March 31, 2001. The decrease of $2.4 million was due to lower capital expenditures. Net cash used in financing activities was $6.4 million for the nine months ended March 31, 2002 compared to $8.8 million net cash provided for the nine months ended March 31, 2001. The decrease of $15.2 million was primarily attributable to a cash payment of $9.3 million to Texas Petrochemical Holdings, Inc. (the "Parent") to fund scheduled interest payments and a decline in borrowings on the Revolving Credit Facility.

   LIQUIDITY

      The Company's liquidity needs arise primarily from principal and interest payments under the Bank Credit Agreement and the Subordinated Notes in addition to funding capital expenditures and income taxes. Additionally, beginning in January 2002, a semiannual cash interest payment of $3.9 million was required under the Discount Notes issued by the Parent. The Parent does not maintain continuing operations that generate cash flow to meet these interest payments. The Company's ability to fund interest on the debt held by the Parent is limited by the terms of the Company's Subordinated Notes. On August 10, 2001, the Company funded a cash payment of $9.3 million to the Parent to be held for future scheduled interest payments on the Discount Notes. There can be no assurance that the Company will be able to continue to fund cash payments to the Parent to meet additional future interest requirements.

      On January 2, 2002, a semiannual interest payment of $3.9 million was made on the Discount Notes thus reducing Texas Petrochemical Holdings, Inc.'s cash balance to $5.4 million at March 31, 2002. Texas Petrochemical Holdings, Inc. anticipates a substantial portion of the remaining cash balance from the advance will be utilized to make the next semiannual interest payment of $3.9 million on July 1, 2002. Texas Petrochemical Holdings, Inc. expects to have approximately $1.5 million in remaining cash from the advance to fund future semiannual interest payments. Unless the Company provides funding to Texas Petrochemical Holdings, Inc. or additional capital is raised at Texas Petrochemical Holdings, Inc. there will not be sufficient cash balances at Texas Petrochemical Holdings, Inc. to fund the entire semiannual interest payment due January 2, 2003. While the intention of the cash advance is to fund future interest requirements on the Discount Notes, there is no requirement or commitment that these funds be used solely or explicitly for that purpose. A failure to make an interest payment on the Discount Notes qualifies as an event of default under the indenture of the Discount Notes. The holder of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture. No assets of the Company secure the obligations of Texas Petrochemical Holdings, Inc.; however, under certain circumstances a default under the Discount Notes could trigger a cross default in the Company Bank Credit Agreement and Senior Subordinated Notes indentures, thus giving the holders of these securities the remedies allowed under the indentures.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller-financing. The cash portion of the offer, to selling shareholders, was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unallocated shares related to the loan have been recorded as an advance to the general partner and reflected as a contra account in partners' equity. The seller-financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is to be financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the sponsor of the Plan, has reflected this transaction on its balance sheet. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller-finance note. The Company anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the common stock, but has no recourse against the Company, the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for the nine months ended March 31, 2002 was $0.6 million, which was reported as compensation expense.

      In certain situations, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee, and generally provides an option period of two years. Prior to the end of fiscal year 2001, no put options were exercisable. In fiscal year 2002, qualifying employees who retired or terminated from fiscal years 1996 to 2001 were allowed to exercise their put option. In April 2002, the Company funded $1.7 million to qualifying participants who exercised their put option.

      Beginning in fiscal year 2002, on an annual basis, employees who meet the put option qualification requirements were allowed to exercise their put option. The future funding for the exercise of the put options is expected to come from the Company and is allowed under the provisions of its debt agreements. No commitment or requirement, however, exists for the Company to make such funding. The amount of the put option is based on the number of shares exercisable and the current appraised share value of $146 per share. The appraised value of the shares will change on an annual basis with the issuance of the new appraisal report.

      The Company's primary source of funds to meet debt service requirements is net cash flow provided by operating activities. Operating cash flow is significantly impacted by raw materials cost as well as the selling price and volume of finished goods. Additionally, the Company has a $40 million Revolving Credit Facility of which $16.2 million was used at March 31, 2002, to provide funds for ongoing operations, working capital and planned capital expenditures. The Company's liquidity during the nine months ended March 31, 2002 compared to the prior year corresponding period has been impacted by a decline in operating results, changes in working capital, funding of $9.3 million to the Parent and funding of $2.5 million to the Trust. While the Company currently has availability of funds under the Revolving Credit Facility, there can be no guarantee that such availability will be sufficient in the future. In order to improve liquidity, the Company has taken steps to reduce capital expenditures and working capital. In addition to reductions of inventory quantities on hand, declines in product prices in the current fiscal year have contributed to the Company's ability to reduce working capital. Potential future increases in product prices may impact the Company's ability to maintain low levels of working capital and, in the event of significant product price increases, would have a substantial impact on the Company's liquidity position. The Company's ability to borrow is limited by the terms of the Bank Credit Agreement and the Subordinated Notes. The Bank Credit Agreement and the Subordinated Notes include certain restrictive covenants, which include, but are not limited to, the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock. The Company's availability under the Revolving Credit Facility is tied to, among other things, the ratio of Debt to EBITDA as defined in the Bank Credit Agreement. Future declines in the Company's EBITDA could result in a decline in the amount of available capacity in the Revolving Credit Facility, if an amendment to the Bank Credit Agreement were not obtained. Additionally, the Company's Revolving Credit Facility is scheduled to expire on December 31, 2002. Failure to obtain alternative financing or an extension of the existing facility by December 31, 2002 would create a significant reduction in the Company's liquidity and could have a substantial negative impact on the Company's business operations and financial condition. The Company obtained an amendment to the Bank Credit Agreement in July 2001 that amended the definition of EBITDA to allow for an exclusion of losses associated with the fire and flood damage sustained during the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002.

   CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies. Capital expenditures for the nine months ended March 31, 2002 were $7.0 million. The Company's expenses include approximately $20 million annually for plant maintenance, which are not treated as capital expenditures. The Company currently plans to spend approximately $9 million in capital expenditures for fiscal year 2002.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary sources of market risk are fluctuations in commodity prices and in interest rates.

COMMODITY PRICES

      The Company manages its exposure to commodity price fluctuations by entering into contracts on raw material purchases and product sales with third parties. In addition, the Company periodically enters into commodity price swap agreements, options and futures contracts to reduce price risk by either purchasing or selling raw materials or other products in the market. At March 31, 2002, the Company had outstanding natural gas swap and option contracts with notional volumes totaling 320,000 mmbtus. The fair value of these outstanding derivative instruments at March 31, 2002 has been recorded in the financial statements as a $0.3 million loss. A hypothetical 10% unfavorable change in the price of natural gas from that in effect at the end of the period would not have a material adverse effect on the financial position or results of operations of the Company. Additionally, the Company recognized a $0.7 million loss on natural gas swap and option contracts that settled during the three months ended March 31, 2002.

INTEREST RATE RISK

      The Company maintains an overall interest rate risk-management strategy that from time to time incorporates the use of derivative instruments to minimize its exposure to changes in the fair value of its fixed rate debt and to volatility in LIBOR rates associated with its floating rate debt. As of March 31, 2002 the Company had no interest rate derivatives instruments outstanding.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material developments with respect to the Company's legal proceedings previously reported in the Company's Form 10-K for the year ended June 30, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TEXAS PETROCHEMICALS LP


Dated:  May 15, 2002                           By:    /s/ Carl S. Stutts
                                                   -----------------------------
                                                          Carl S. Stutts
                                                    Executive Vice President,
                                                     Chief Financial Officer