Form 10-Q
period 2002-12-31
TEXAS PETROCHEMICALS LP
filed 2003-02-14
CIK 1020389

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

                                   ----------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No _


-------------------------------------------------------------------------------

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of December 31, 2002 and June 30, 2002                                  1

     Consolidated Statement of Operations for the three and six months ended
        December 31, 2002 and 2001                                                                         2
     Consolidated Statement of Cash Flows for the six months ended
        December 31, 2002 and 2001                                                                         3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                        10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        17


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 17

Item 4.  Controls and Procedures                                                                          17

Item 5.  Other Information                                                                                17

Item 6. Exhibits and Reports on Form 8-K                                                                  18

Signature                                                                                                 19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2002              2002
                                                                           ---------------    --------------
      ASSETS
Current assets:
      Cash and cash equivalents                                              $      854         $   11,765
      Accounts receivable - trade                                                71,617             55,698
      Inventories                                                                25,841             24,162
      Other current assets                                                       17,345             16,965
                                                                             ----------         ----------
          Total current assets                                                  115,657            108,590

Property, plant and equipment, net                                              197,299            203,356
Investment in and advances to limited partnership                                 2,306              2,364
Goodwill, net                                                                   160,395            160,395
Other assets, net of accumulated amortization                                    14,740              9,041
                                                                             ----------         ----------
          Total assets                                                       $  490,397         $  483,746
                                                                             ==========         ==========

      LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Bank overdraft                                                         $      962         $    5,185
      Accounts payable - trade                                                   58,381             63,169
      Payable to parent                                                             670                677
      Accrued expenses                                                           17,899             17,408
      Current portion of long-term debt                                           1,130             14,968
      Revolving Credit Facility                                                    -                 2,000
                                                                             ----------         ----------
          Total current liabilities                                              79,042            103,407

Revolving Credit Facility                                                        19,368
Long-term debt                                                                  265,675            247,899
Deferred income taxes                                                            55,622             57,553

Commitments and contingencies (Note 3)

Partners' equity:
      Limited partner                                                            81,619             85,573
      General partner                                                               824                864
Note Receivable from ESOP                                                        (1,713)            (1,788)
Note Receivable from Parent                                                     (10,040)            (9,762)
                                                                             ----------         ----------
            Total partners' equity                                               70,690             74,887
                                                                             ----------         ----------
              Total liabilities and partners' equity                         $  490,397         $  483,746
                                                                             ==========         ==========

          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                 DECEMBER 31,                               DECEMBER 31,
                                                     ----------------------------------         ----------------------------------
                                                          2002                  2001               2002                    2001
                                                     -------------         ------------         -----------           ------------
Revenues                                             $     176,363         $    139,315         $     333,484         $    294,236
Cost of goods sold                                         163,173              126,246               311,813              279,390
Non-cash ESOP compensation                                      19                   57                    76                  126
Depreciation                                                 5,517                5,086                11,027               10,142
                                                     -------------         ------------         -------------         ------------
     Gross profit                                            7,654                7,926                10,568                4,578

Selling, general and administrative expenses                 2,408                2,632                 4,940                5,288
                                                     -------------         ------------         -------------         ------------
   Income (loss) from operations                             5,246                5,294                 5,628                 (710)

Interest expense                                             7,974                7,495                15,158               15,106

Other income (expense)
   Non-cash change in fair value of derivatives                                     630                    78                  (76)
   Gain on early extinquishment of debt                      3,488                                      3,488
   Other, net                                                  128                   95                   345                  131
                                                     -------------         ------------         -------------         ------------
                                                             3,616                  725                 3,911                   55

           Income (loss) before income taxes                   888               (1,476)               (5,619)             (15,761)

Provision (benefit) for income taxes                           283                 (563)               (2,048)              (5,470)
                                                     -------------         ------------         -------------         ------------
Net income (loss)                                    $         605         $       (913)        $      (3,571)        $    (10,291)
                                                     =============         ============         =============         ============


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                 2002              2001
                                                                           --------------     --------------
Cash flows from operating activities:
      Net loss                                                              $    (3,571)        $  (10,291)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation of fixed assets                                               11,027             10,142
      Amortization of debt issuance costs and deferred premium                      602                601
      Earnings from investment in limited partnership                              (333)               (50)
      Deferred income taxes                                                      (1,931)            (1,969)
      Gain on early extinguishment of debt                                       (3,488)
      Non-cash ESOP compensation                                                     76                126
      Non-cash change in fair value of derivatives                                  (78)                76
      Non-cash equity transactions with affiliates                                   17
      Change in:
         Accounts receivable                                                    (15,919)             8,378
         Inventories                                                             (1,679)            19,945
         Other assets                                                            (1,627)            (2,354)
         Accounts payable                                                        (4,788)           (36,888)
         Payable to parent                                                           (7)              (213)
         Accrued expenses                                                           491              2,348
         Distribution from investment in limited partnership                        391                263
                                                                            -----------         ----------
             Net cash used in operating activities                              (20,817)            (9,886)

Cash flows from investing activities:
      Capital expenditures                                                       (4,970)            (4,351)
                                                                            -----------         ----------
             Net cash used in investing activities                               (4,970)            (4,351)

 Cash flows from financing activities:
      Change in bank overdraft                                                   (4,223)            (4,024)
      Net borrowings under revolver                                              17,368             16,500
      Proceeds from long term debt                                               55,000
      Payments on long term debt                                                (47,550)            (7,498)
      Proceeds  on note payable for insurance premium,net                         1,130              1,673
      Capital distribution to affiliates                                           (794)
      Debt issuance costs                                                        (6,130)
      Advance to parent                                                                             (9,268)
      Issuance of note receivable from ESOP                                                         (2,482)
         Reduction in ESOP note                                                      75                390
                                                                            -----------         ----------

               Net cash provided by (used in) financing activities               14,876             (4,709)
                                                                            -----------         ----------

Net decrease in cash and cash equivalents                                       (10,911)           (18,946)

Cash and cash equivalents, at beginning of period                                11,765             19,407
                                                                            -----------         ----------

Cash and cash equivalents, at end of period                                 $       854         $      461
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

   GENERAL

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for the interim period ended December 31, 2002. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2002. The June 30, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

                             TEXAS PETROCHEMICALS LP

2.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                DECEMBER 31,        JUNE 30,
                                                    2002              2002
                                              --------------     --------------

         Finished goods                         $   16,365         $   13,444
         Raw materials                               7,566              8,944
         Chemicals and supplies                      1,910              1,774
                                                ----------         ----------
                                                $   25,841         $   24,162
                                                ==========         ==========


OTHER CURRENT ASSETS:
                                                DECEMBER 31,        JUNE 30,
                                                    2002              2002
                                              --------------     --------------

         Catalyst inventory                     $    7,761         $    6,581
         Other receivables                           1,058              4,220
         Prepaid and other                           8,526              6,164
                                                ----------         ----------
                                                $   17,345         $   16,965
                                                ==========         ==========


PROPERTY, PLANT AND EQUIPMENT:
                                                DECEMBER 31,        JUNE 30,
                                                    2002              2002
                                               --------------     --------------

         Chemical plants                        $   324,190        $   322,676
         Construction in progress                     8,924              5,520
         Other                                        7,034              6,982
                                                -----------        -----------
                                                    340,148            335,178
         Less accumulated depreciation              142,849            131,822
                                                -----------        -----------
                                                $   197,299        $   203,356
                                                ===========        ===========

ACCRUED EXPENSES:
                                                DECEMBER 31,        JUNE 30,
                                                    2002              2002
                                               --------------     --------------

         Accrued interest                       $   11,854             12,583
         Property and sales taxes                    3,255              1,641
         Other                                       2,790              3,184
                                                ----------         ----------
                                                $   17,899         $   17,408
                                                ==========         ==========

                             TEXAS PETROCHEMICALS LP


LONG TERM DEBT:
                                                                             DECEMBER 31,        JUNE 30,
                                                                                 2002              2002
                                                                           --------------     --------------
         Term A Loan                                                         $                  $     2,864
         Term B Loan                                                                                 33,718
         Term Loan                                                                55,000
         Revolving Credit Facility                                                19,368              2,000
         Senior Subordinated Notes                                               209,550            225,000
         Deferred premium on Senior Subordinated Notes                             1,125              1,285
         Note Payable for insurance premium                                        1,130
                                                                             -----------        -----------
                                                                                 286,173            264,687
         Less current maturities                                                   1,130             16,968
                                                                             -----------        -----------
         Long-term debt                                                      $   285,043        $   247,899
                                                                             ===========        ===========


      On November 26, 2002, the Company completed the refinancing of its existing Bank Credit Agreement, comprised of the Term A Loan, Term B Loan and Revolving Credit Facility. These facilities were initially put in place in 1996 as part of the acquisition of the Company. As part of the refinancing all amounts owed under the Bank Credit Agreement were extinguished with proceeds from a new Revolving Credit Facility and Term Loan. A new three-year Revolving Credit Facility was entered into with a syndicate led by Bank of America as agent. The Revolving Credit Facility provides for availability of up to $60 million based on the Company's current borrowing base comprised of eligible accounts receivable and inventory. As of December 31, 2002, the Company had $56.5 million of calculated availability under the Revolving Credit Facility (of which $19.4 million was used as of December 31, 2002), to provide for going operations, debt services, working capital changes and planned capital expenditures. The Revolving Credit Facility expires on November 26, 2005 and bears interest, at the option of the borrower, based on the LIBOR rate plus a margin of 2.5% or the current prime rate. A new Term Loan of $55 million was provided under a syndicate led by Credit Suisse First Boston as agent. The Term Loan expires on December 31, 2005 and requires no scheduled reduction of the principal of the loan before termination. The Term Loan bears interest at a rate of 14%, of which 10% is required to be paid monthly in cash with an option to pay the remaining 4% in cash or by adding to the principal of the note, at the Company's discretion. The net proceeds provided by the Term Loan and the Revolving Credit Facility at closing were used to extinguish the amounts owed under the Bank Credit Agreement and to repurchase $15.5 million of the Senior Subordinated Notes in the market.

      The Senior Subordinated Notes are due in July 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Term Loan and Revolving Credit Facility are secured by substantially all the assets of the Company. The Term Loan, Revolving Credit Facility and Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock.

                             TEXAS PETROCHEMICALS LP

3.    COMMITMENTS AND CONTINGENCIES

   ENVIRONMENTAL REGULATION

      The Company's operations are subject to federal, state and local laws and regulations administered by the Environmental Protection Agency ("EPA"), the U.S. Coast Guard, the Army Corps of Engineers, the Texas Commission on Environmental Quality ("TCEQ"), the Texas General Land Office, the Texas Department of Health and various local regulatory agencies. The Company holds all required permits and registrations necessary to comply substantially with all applicable environmental laws and regulations, including permits and registrations for wastewater discharges, solid and hazardous waste disposal and air emissions. Management believes that the Company is in substantial compliance with all such laws and regulations.

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

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe nonattainment area for ozone under the Clean Air Act ("CAA"). Accordingly, the State of Texas is in the process of developing a revised State Implementation Plan ("SIP") which will require significant reductions in emissions of ozone precursors, including oxides of nitrogen and volatile organic compounds from the plants in an eight county area including Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The current rules would require most area plants, including the Company's Houston plant, to reduce emissions of nitrogen oxide ("NOx") sufficiently to reduce total area Nox emissions by approximately 90%. However, a negotiated plan agreed to by the TCEQ and the affected plants would reduce the amount of the required reductions to 80% if certain scientific data supports such reduction. The TCEQ has also proposed the reduction of emissions of volatile organic compounds ("VOC"). At this point in time, the extent of the required VOC reductions is unknown. Approval by the EPA of the SIP is expected to occur in 2003. Although the Company is unable at this time to predict with certainty the cost of modifying its facilities to comply with the requirements of the SIP, the Company estimates that such costs could range from $30.0 million to $60.0 million. These expenditures are expected to be incurred over the fiscal year 2003 to 2008 timeframe.

4.    ACCOUNTING CHANGE

         In July 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No.143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets" which requires the recognition and measurement of an asset retirement obligation ("ARO") and its associated asset retirement cost. Management believes the Company's plant assets have an indeterminate life and therefore no retirement liability has been recorded.

         In July 2001, the Company adopted "SFAS" No. 142, "Goodwill and Other Intangible Assets", which addresses financial reporting and accounting for goodwill and other intangible assets. This pronouncement stipulates that goodwill should no longer be amortized but rather assessed for impairment at least annually. The Company applied the provisions of SFAS No. 142 and concluded that goodwill was not impaired.

                             TEXAS PETROCHEMICALS LP

5.   EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to the selling shareholders was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unearned shares related to the loan have been recorded as a note receivable from the ESOP and reflected as a contra account in partners' equity. Unearned shares represent shares purchased by the Trust that have not been allocated to participant's accounts. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the ESOP, has reflected this note as a loan commitment in long-term debt and related unearned shares as a contra account in stockholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller financed note. The Company anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in Texas Petrochemical Holdings, Inc.'s ("Parent's") common stock, but has no recourse against the Company, the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for shares earned for the six months ended December 31, 2002 and 2001 was $0.4 million, respectively, which was reported as compensation expense. This contribution is reflective of the number of shares earned by the plan participants multiplied by the original cost basis of the shares. As of December 31, 2002 and 2001, 10,350 and 3,450, respectively, of these shares were earned by the plan participants. Based on the most recent appraised value of Texas Petrochemical Holdings, Inc. ("Parent's") shares, the fair value of the unearned shares at December 31, 2002 was $7.3 million.

     Until a public market has been developed for the Parent's common stock, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee, and generally provides an option period up to two years. Prior to the end of fiscal year 2001, no put options were exercisable. Beginning fiscal year 2002, qualifying employees were allowed to exercise their put option. In April 2002, the Company paid $1.7 million to qualifying former employees who exercised their put option. The amount was reflected as a capital distribution to the Parent. Effectively, the future funding of the put option is required to come from the Company with respect to such put option exercises within one year from the end of the plan year in which the exercise occurs. Payment of these amounts are similarly required under the Company's senior bank lending agreements. At December 31, 2002, the put option was valued at $12.2 million based on the number of shares allocated and the current appraised share value of $124 per share and is reflected on the financial statements of the Parent. The appraised value of the shares will change on an annual basis after the end of each fiscal year with the issuance of a new appraisal report. The Company estimates that it will fund approximately $0.8 million under the put options in fiscal year 2003.

6.    ADVANCE TO PARENT

     On August 10, 2001, the Company made a cash payment of $9.3 million to the Parent to be held for future scheduled interest payments on the Discount Notes. The payment has been recorded as a note receivable from the Parent and reflected as a contra account in partners' equity. The note is due on August 10, 2010 and bears an interest rate of 6% per annum payable at maturity.

                             TEXAS PETROCHEMICALS LP

     In January and July 2002, the Parent made semiannual interest payments of $3.9 million each on the Discount Notes, reducing the Parent's cash balance to $1.6 million at December 31, 2002. On January 2, 2003 the Company made a cash dividend of $2.3 million to the Parent to provide sufficient cash for the semiannual interest payment, due in January 2003, on the Discount Notes. Unless the Company provides additional funding to the Parent or additional capital is raised by the Parent there will not be sufficient cash balances at the Parent to fund the entire semiannual interest payment due in July 2003. Although the Company expects to continue funding cash payments to the Parent to meet additional future interest requirements, there is no assurance that the Company will have the available cash to make such funding. A failure to make an interest payment on the Discount Notes within thirty (30) days of the payment due date qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default, the holders of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture, including the right to accelerate the outstanding debt. No assets of the Company secure the obligations of the Parent under the Discount Notes; however, such a default under the Discount Notes indenture would trigger cross default provisions in the Company's Term Loan and Revolving Credit Facility. Under the cross default provisions, the outstanding debt under the Term Loan and Revolving Credit Facility would not be automatically accelerated; however, the lenders under both facilities would possess the right to accelerate the outstanding debt. No cross default mechanism exists under the Senior Subordinated Notes, unless a bankruptcy proceeding were to occur. If a cross default occurs under the Company's Term Loan, Revolving Credit Facility or Senior Subordinated Notes and is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings. (See mitigating factors in the next two paragraphs).

     The Company's Senior Subordinated Notes and Term Loan contain provisions that limit the Company's ability to make restricted payments and advance funds from the Company to the Parent. These provisions require the Company to maintain a 2.25 to 1.0 coverage of EBITDA to interest expense, while the Term Loan requires the Company to have $20 million of excess availability under the Revolving Credit Facility after giving effect to the restricted payment, in order to make restricted payments to the Parent. Based on the Company's financial performance during the last twelve months, the Company does not currently meet this required coverage ratio test to make restricted payments. If the Company is unable to meet the required coverage ratio in the future, certain other provisions in the Senior Subordinated Notes allow for certain types of restricted payments to be made outside of the requirements of this test. These provisions allow for restricted payments for certain capital stock transactions limited to $2.0 million, ESOP payments and payments to the Parent pursuant to the Company's Tax Sharing Agreement even if the Company does not meet the coverage ratio test.

     The Company has estimated that the Tax Sharing Agreement will require payments by the Company to the Parent of, and the Senior Subordinated Notes will permit the payment by the Company to the Parent (by dividend or otherwise) of, amounts sufficient to fund interest payments on the Discount Notes until January 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's current period financial results improved over the previous year period primarily because the previous year's results were negatively impacted by operating disruptions caused by a fire and flood in May 2001 and June 2001 which continued to negatively impact operations during the quarter ended September 30, 2001. Although the financial results of the current year period improved over the prior year period, the current year financial results were negatively impacted by lower MTBE margins and limited availability of crude butadiene caused by a shortage of supply from ethylene producers.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have enacted laws to eliminate the use of MTBE in gasoline. The California and New York bans have been challenged in federal court. However, if the ban in California goes into effect as scheduled, it would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results. Notwithstanding the delay in banning MTBE in California, several gasoline marketers have announced their intentions to eliminate or reduce their usage of MTBE in the state. Several of these marketers have begun plans to convert to ethanol in certain regions of California during the first half of calendar 2003. It is unclear at this time what impact this conversion could have on the global supply and demand balance for MTBE. The Company anticipates that if such reductions are significant this would have a material adverse affect on the Company

      MTBE is one of several components used as gasoline blending stock. MTBE is primarily used to meet oxygenate requirements under the U.S. Clean Air Act ("CAA") of 1990. The primary competing oxygenate is ethanol. While MTBE usage as an oxygenate in gasoline has historically significantly exceeded ethanol usage, ethanol production capacity has been increasing. Ethanol used in gasoline benefits from significant tax subsidies. Congress is considering legislation that would extend an existing tax subsidy and mandate the use of significantly more ethanol in gasoline. Substantial increases in the use of ethanol in gasoline could have a material adverse affect on the Company. In 2002, measures to increase the use of ethanol and ban the use of MTBE were considered but not adopted by Congress. It is possible such measures or similar measures could be reintroduced into the 2003 congressional session. The Company is not able to predict whether such legislation will be introduced and, if so, whether it will ultimately be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      In addition, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs. The EPA has not yet established MCLs for MTBE, but has an advisory of 20 to 40 ppb, based on aesthetics.

      Various scientific bodies have evaluated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California Environmental Protection Agency has designated MTBE as a possible human carcinogen.

      As a result of contamination or threatened contamination of public water wells in Santa Monica and South Lake Tahoe, California complaints were filed against certain gasoline refiners and MTBE manufacturers. These suits have now been settled. In addition, in July 2002, a New York district court denied class certification for complaints of water well contamination by gasoline containing MTBE from four states against a group of twenty oil companies. The Company was not a party to these actions.

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three and six months ended December 31, 2002 and 2001, respectively.


Revenues
                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  DECEMBER 31,                          DECEMBER 31,
                                                       --------------------------------       -------------------------------
                                                            2002                2001              2002               2001
                                                       --------------      ------------       -----------         -----------
                                                                                (DOLLARS IN MILLIONS)
Butadiene                                              $   48.7    28%    $   27.3   20%      $  84.1    25%    $   55.8   19%
Fuel Products (1)                                          84.4    48         80.0   57         163.0    49        166.7   57
Specialty Products(2)                                      39.0    22         30.2   22          78.1    23         67.0   23
Other(3)                                                    4.2     2          1.8    1           8.3     3     $    4.7    1
                                                       -------- -----     -------- ----       -------   ---     -------- ----
Total                                                  $  176.3   100%    $  139.3  100%      $ 333.5   100%    $  294.2  100%
                                                       ========   ===     ======== ====       =======   ===     ======== ====

----------
(1) Includes revenue from sales of MTBE, butene-2 and alkylate.
(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.
(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes
                                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                          DECEMBER 31,                                 DECEMBER 31,
                                                 -----------------------------                 ----------------------------
                                                   2002                 2001                     2002                2001
                                                 ---------            --------                 ---------           --------
                                                                  (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)
Butadiene                                         228.1                 214.7                    423.9               397.1
Fuel Products(1)                                   85.2                 119.6                    172.5               224.7
Specialty Products                                154.3                 141.0                    313.2               298.8

----------
(1) Volumes in millions of gallons. Includes 65.4 million, 91.4 million, 132.5 million and 173.3 million gallons of MTBE sales, of which 2.1 million, 3.0 million, 20.2 million and 34.5 million gallons of finished MTBE were purchased for resale for the three and six months ended December 31, 2002 and 2001, respectively.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                         DECEMBER 31,                                   DECEMBER 31,
                                                  ----------------------------                -----------------------------
                                                     2002               2001                     2002                2001
                                                  ----------         ---------                ----------           --------
                                                                            (DOLLARS IN MILLIONS)
Revenues                                          $ 176.3  100%     $139.3  100%              $ 333.4   100%     $ 294.2   100%
Cost of goods sold                                  163.2   93       126.2   90                 311.8    93         279.4   95
Non-cash ESOP compensation                            -     -          0.1    -                   0.1    -            0.1    -
Depreciation and amortization                         5.5    3         5.1    4                  11.0     3          10.1    3
                                                  -------  ---    --------  ---               -------   ---      -------- ----
      Gross profit                                    7.6    4         7.9    6                  10.5     3           4.6    2
Selling, general and administrative expenses          2.4    1         2.6    2                   4.9     1           5.3    2
                                                  -------  ---    --------  ---               -------   ---      -------- ----

      Income from operations                      $   5.2    3%   $    5.3    4%              $   5.6     2%     $   (0.7)   -%
                                                  =======  ===    ========  ===               =======   ===      ========  ===

Three months ended December 31, 2002 compared to three months ended December 31, 2001

   REVENUES

      The Company's revenues increased by approximately 27% or $37.0 million to $176.3 million for the three months ended December 31, 2002 from $139.3 million for the three months ended December 31, 2001. The majority of the increase was caused by higher butadiene sales revenues. Butadiene sales revenues increased $21.4 million during the current period as a result of higher sales volumes and sales prices. Butadiene sales volumes increased due to higher plant production, which included operation of the Company's on-purpose butadiene plant during the current quarter. Butadiene sales prices increased due to the limited availability of product supply. Butadiene product supply has been limited by a global shortage of available crude butadiene from ethylene producers. Fuel products sales revenues increased over the prior year quarter despite lower sales volumes due to significantly higher MTBE sales prices driven by higher crude oil and gasoline prices. Specialty products sales revenues were higher than the prior year quarter due to higher sales volumes and higher sales prices. Specialty products sales volumes increased primarily due to higher polyisobutylene and butene-1 sales as a result of new customer demand.

   GROSS PROFIT

      Gross profit decreased by $0.2 million, to $7.7 million for the three months ended December 31, 2002 from $7.9 million for the three months ended December 31, 2001. The profit from product sales increased $0.2 million compared to the prior year quarter, however a $0.4 million increase in depreciation expense during the current quarter resulted in a slight decrease in gross profit compared to the prior year quarter. Depreciation expense increased during the current quarter due to additions of depreciable capital in the prior year. Gross profit from sales of butadiene increased during the current quarter due to higher sales prices and sales volumes. Fuel products gross profit was lower during the quarter as higher MTBE unit margins in the first half of the quarter were not sufficient to offset lower MTBE sales volumes due to a planned operational outage during the quarter and higher non-variable costs. Specialty products gross profit declined during the period as higher raw material costs offset the improvement from higher sales volumes.

   INCOME FROM OPERATIONS

      Income from operations for the three months ended December 31, 2002 of $5.2 million was unchanged as compared to the prior year quarter as lower selling, general and administrative expenses offset the decline in gross profit. Selling, general and administrative expenses declined due to decreased discretionary expenses including travel, entertainment, dues and support services.

Six months ended December 31, 2002 compared to six months ended December 31,
2001

   REVENUES

      The Company's revenues increased by 13%, or $39.2 million, to $333.4 million for the six months ended December 31, 2002 from $294.2 million for the six months ended December 31, 2001. Butadiene sales revenues increased as a result of higher sales prices and sales volumes as compared to the prior year period. Butadiene sales prices increased during the current period due to a limited availability of product supply caused by a global shortage of crude butadiene from ethylene producers. Butadiene sales volumes increased during the current period due to higher plant production, including operation of the Company's on-purpose butadiene plant. Fuel products sales revenues decreased slightly during the current period as lower sales volumes of MTBE were offset by higher sales prices driven by higher crude oil and gasoline prices. Specialty products sales revenues were higher than the prior year period due to higher sales volumes and higher sales prices. Specialty products sales volumes increased during the current period due to higher polyisobutylene and butene-1 sales as a result of new customer demand.

   GROSS PROFIT

      Gross profit increased by 130% or $6.0 million to $10.6 million for the six months ended December 31, 2002 from $4.6 million for the six months ended December 31, 2001. Gross profit during the current period increased over the prior year comparable period due to the net impact of an estimated $13 million non-recurring loss in the prior year period partially offset by lower MTBE sales volumes during the current period caused by planned operational outages. The prior year period operating results were substantially impacted by operating problems associated with fire and flood damage sustained by the plant in May and June 2001. Repairs that continued in the quarter ended September 30, 2001 resulted in a reduction of MTBE production. In addition, the Company experienced a decline in product margins during these operational outages as high raw material inventories were sustained during the outages followed by a significant decline in market prices. The Company estimates that the non-recurring effects relating to the fire and flood impacted the prior year comparable period's gross profit by approximately $13 million. Gross profit during the current year period increased as a result of the elimination of this non-recurring loss, but was partially offset by lower production volumes of MTBE during the current period. MTBE production was limited in the current period by two planned maintenance shutdowns and one unplanned outage as a result of equipment failure.

   INCOME FROM OPERATIONS

      Income from operations increased by $6.3 million to $5.6 million for the six months ended December 31, 2002 from $(0.7) million for the six months ended December 31, 2001. The increase in income from operations was primarily due to the same factors contributing to the increase in gross profit described above and lower selling, general and administrative expenses. Selling, general and administrative expenses declined due to decreased discretionary expenses including travel, entertainment, dues and support services.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Six months ended December 31, 2002 compared to six months ended December 31,
2001

      Net cash used by operating activities was $20.8 million for the six months ended December 31, 2002 compared to $9.9 million for the six months ended December 31, 2001. The increase of $10.9 million was primarily due to higher working capital requirements in trade receivables, inventory, accounts payable during the current period as compared to the prior year period. The increase in working capital needed for operations was primarily due to rising product prices during the current period as compared to declining product prices in the prior year period. Additionally, a significant decline in inventories occurred in the prior year period due to abnormally high levels of raw materials on June 30, 2001 as a result of plant operational outages in May and June 2001. Net cash used in investing activities was $5.0 million for the six months ended December 31, 2002 compared to $4.4 million for the six months ended December 31, 2001. Net cash provided by financing activities was $14.8 million for the six months ended December 31, 2002 compared to $4.7 million net cash used for the six months ended December 31, 2001. The increase of $19.5 million was primarily attributable to a cash payment in the prior year period of $9.3 million to the Parent to fund the scheduled interest payments on the Discount Notes held by the Parent and a $2.5 million cash payment to the ESOP Trust for purchasing shares of Texas Petrochemical Holdings, Inc. and additional cash generated in the current year period as a result of the completion of the refinancing. See "Liquidity" discussion below.

   LIQUIDITY

     On November 26, 2002, the Company completed the refinancing of its existing Bank Credit Agreement, comprised of the Term A Loan, Term B Loan and Revolving Credit Facility. These facilities were initially put in place in 1996 as part of the acquisition of the Company. As part of the refinancing all amounts owed under the Bank Credit Agreement were extinguished with proceeds from a new revolving credit facility and term loan. A new three-year Revolving Credit Facility was entered into with a syndicate led by Bank of America as agent. The Revolving Credit Facility provides for availability of up to $60 million based on the Company's current borrowing base comprised of eligible accounts receivable and inventory. The Revolving Credit Facility expires on November 26, 2005 and bears interest, at the option of the borrower, based on the LIBOR rate plus a margin based on excess availability under the line (currently at 2.5%) or the current prime rate. A new Term Loan of $55 million was provided under a syndicate led by Credit Suisse First Boston as agent. The Term Loan expires on December 31, 2005 and requires no scheduled reduction of the principal of the loan before termination. The Term Loan bears interest at a rate of 14%, of which 10% is required to be paid monthly in cash with an option to pay the remaining 4% in cash or by adding to the principal of the note, at the Company's discretion. The net proceeds provided by the Term Loan and the Revolving Credit Facility at closing were used to extinguish the amounts owed under the Bank Credit Agreement and to repurchase $15.5 million of the Senior Subordinated Notes in the market. The Term Loan, Revolving Credit Facility and Senior Subordinated Notes include certain restrictive covenants, which include, but are not limited to the maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments and sales of assets and subsidiary stock.

     The Company's liquidity needs arise primarily from interest payments under the Term Loan and the Senior Subordinated Notes in addition to capital expenditures and income taxes. The Company's primary source of funds to meet these requirements is net cash flows provided by operating activities and the availability under the Revolving Credit Facility. As of December 31, 2002, the Company had $56.5 million of calculated availability under the Revolving Credit Facility, (of which $19.4 million was used as of December 31, 2002), to provide funds for ongoing operations, debt service, working capital changes and planned capital expenditures. Working capital changes are significantly impacted by fluctuations in raw materials and finished goods prices. While the Company currently has availability of funds under the Revolving Credit Facility there can be no assurance that such availability will be sufficient in the future. The Company has some ability to influence liquidity by taking steps to adjust or postpone discretionary capital expenditures.

     Beginning in January 2002, semiannual cash interest payments of $3.9 million were required under the $57.7 million 13 1/2% Discount Notes issued by the Parent. The Parent does not maintain continuing operations that generate cash flows to meet these interest payments. The Company's ability to fund interest on the Discount Notes issued by the Parent is limited by the terms of the Company's Senior Subordinated Notes . On August 10, 2001, the Company made a cash payment of $9.3 million to the Parent for scheduled interest payments on the Discount Notes. In January and July 2002, the Parent made semiannual interest payments of $3.9 million each were made on the Discount Notes, reducing the Parent's cash balance to $1.6 million at December 31, 2002. On January 2, 2003, the Company made a cash dividend of $2.3 million to the Parent to provide sufficient cash for the semiannual interest payment, due in January 2003 on the Discount Notes. Unless the Company provides additional funding to the Parent or additional capital is raised by the Parent there will not be sufficient cash balances at the Parent to fund the entire semiannual interest payment due in July 2003. Although the Company expects to continue funding cash payments to the Parent to meet additional future interest requirements, there is no assurance that the Company will have the available cash to make such funding. A failure to make an interest payment on the Discount Notes within thirty (30) days of the payment due date qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default, the holders of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture, including the right to accelerate the outstanding debt. No assets of the Company secure the obligations of the Parent under the Discount Notes; however, such a default under the Discount Notes would trigger cross default provisions in the Company's Term Loan and Revolving Credit Facility. Under the cross default provisions, the outstanding debt under the Term loan and Revolving Credit Facility would not be automatically accelerated; however, the lenders under both facilities would possess the right to accelerate the outstanding debt. No cross default mechanism exists under the Senior Subordinated Notes, unless a bankruptcy proceeding were to occur. If a cross default occurs under the Company's Term Loan, Revolving Credit Facility or Senior Subordinated Notes is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings (See mitigating factors in the next two paragraphs).

     The Company's Senior Subordinated Notes and Term Loan contain provisions that limit the Company's ability to make restricted payments and advance funds from the Company to the Parent. These provisions require the Company to maintain a 2.25 to 1.0 coverage of EBITDA to interest expense, while the Term Loan requires the Company to have $20 million of excess availability under the Revolving Credit Facility after giving effect to the restricted payment, in order to make restricted payments to the Parent. Based on the Company's financial performance during the last twelve months, the Company does not currently meet this required coverage ratio test to make restricted payments. If the Company is unable to meet the required coverage ratio in the future, certain other provisions in the Senior Subordinated Notes allow for certain types of restricted payments to be made outside of the requirements of this test. These provisions allow for restricted payments for certain capital stock transactions limited to $2.0 million, ESOP payments and payments to the Parent pursuant to the Company's Tax Sharing Agreement even if the Company does not meet the coverage ratio test.

     The Company has estimated that the Tax Sharing Agreement will require payments by the Company to the Parent of, and the Senior Subordinated Notes will permit the payment by the Company to the Parent (by dividend or otherwise) of, amounts sufficient to fund interest payments on the Discount Notes until January 2005.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to the selling shareholders was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unearned shares related to the loan have been recorded as a note receivable from the ESOP and reflected as a contra account in partners' equity. Unearned shares represent shares purchased by the Trust that have not been allocated to participant's accounts. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the ESOP, has reflected this note as a loan commitment in long-term debt and related unearned shares as a contra account in stockholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller finance note. The Company anticipates that it will fund these principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding. The holder of the non-recourse note holds a security interest in the Parent's undistributed common stock, but has no recourse against the Company, the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for the six months ended December 31, 2002 and 2001 was $0.4 million, respectively, which was reported as compensation expense. This contribution is reflective of the number of shares earned by the plan participants multiplied by the original cost basis of the shares. As of December 31, 2002 and 2001, 10,350 and 3,450, respectively, of these shares were earned by the plan participants. Based on the most recent appraised value of the Parent's shares, the fair value of the unearned shares at December 31, 2002 was $7.3 million.

     Until a public market has been developed for the Parent's common stock, the participants of the ESOP have the option to put their allocated shares back to the plan sponsor at the current fair value of the stock. Under normal circumstances the put option is triggered by retirement or termination of the employee, and generally provides an option period up to two years. Prior to the end of fiscal year 2001, no put options were exercisable. Beginning in fiscal year 2002, qualifying employees were allowed to exercise their put option. In April 2002, the Company paid $1.7 million to qualifying former employees who exercised their put option. The amount was reflected as a capital distribution to the Parent. Effectively, the future funding of the put option is required to come from the Company with respect to such put option exercises within one year from the end of the plan year in which the exercise occurs. Payment of these amounts are similarly required under the Company's senior bank lending agreements. At December 31, 2002, the put option was valued at $12.2 million based on the number of shares allocated and the current appraised share value of $124 per share and is reflected on the financial statements of the Parent. The appraised value of the shares will change on an annual basis after the end of each fiscal year with the issuance of a new appraisal report. The Company estimates that it will fund approximately $0.8 million under the put options in fiscal year 2003.

       CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies. Capital expenditures for the six months ended December 31, 2002 were $5.0 million. The Company expenses approximately $20 million annually for plant maintenance. These maintenance costs are not treated as capital expenditures. The Company plans to spend between $10 million and $15 million in capital expenditures during the current fiscal year. This includes anticipated capital expenditures of less than $2.0 million related to compliance with SIP requirements (See Note 3 to Consolidated Financial Statements "Environmental Regulation").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant quantitative or qualitative changes in the Company's risk sensitive instruments during the six months ended December 31, 2002.


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

ITEM 5. OTHER INFORMATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This filing includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipate," "believe," "intend," "plan," "projection," "forecast," "strategy," "position," "continue," "estimate," "expect," "may," "will," or the negative of those terms or other variations of them or by comparable terminology. In particular, statements expressed or implied, concerning future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results of our operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include but are not limited to those factors disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

      The forward-looking statements herein are only as of the date of this report. The Company disclaims any obligation to update these statements, and cautions against any undue reliance on them. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These expectations and assumptions are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. The Company is including the following discussion to inform its security holders of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection in forward-looking statements. Please see the risks relating to the Company's business described in more detail in the

Company's Form 10-K for the year ended June 30, 2002 in Item 1. Business. These risks, contingencies and uncertainties include, among other matters, the following:

     o  operating results could be harmed during economic or industry downturns;

     o  potential phase out or ban on the use of MTBE in the U.S.;

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

     o  financial covenants that may restrict the Company's business strategies;

     o failure to fulfill financial covenants contained in the Company's debt instruments; and

     o  inability to repay debt.

      The Company believes the items outlined above are important factors that could cause its actual results to differ materially from those expressed in any forward-looking statement made in this report or elsewhere by the Company or on its Form 10-K for the year ended June 30, 2002. These factors are not necessarily all the important factors that could affect the Company. Unpredictable or unknown factors that have not been discussed in this report could also have material adverse effects on actual results of matters that are the subject of such forward-looking statements. The Company does not intend to update its description of important factors each time a potential important factor arises. The Company advises its security holders that they should (i) be aware that important factors not referred to above could affect the accuracy of the Company's forward-looking statements and (ii) use caution and common sense when considering the Company's forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1  CEO Section 906 Certification
99.2  CFO Section 906 Certification

(b)   Reports on Form 8-K

           On November 26, 2002, the Company filed a Form 8-K describing the refinancing of its bank credit facility.

           On December 13, 2002, the Company filed a Form 8-K exhibiting the credit agreements related to the new credit facility announced on November 26, 2002.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                TEXAS PETROCHEMICALS LP
                                                     (Registrant)

                                                By: TPC Holding Corp.
                                                    as General Partner




Dated: February 14, 2003     By: /s/   Carl S. Stutts
                                 ----------------------------------------
                                              (Signature)
                                            Carl S. Stutts
                                       Executive Vice President,
                                       Chief Financial Officer
                      (Duly Authorized Officer and Principal Financial Officer)

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

Date:    February 14, 2003             /s/ B.W. WAYCASTER
                                       -------------------------
                                       B.W. Waycaster
                                       President and Chief Executive Officer

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

Date:    February 14, 2003                   /s/  Carl S. Stutts
                                             ---------------------------------
                                             Carl S. Stutts
                                             Executive Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION
-----------                -----------

  99.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

  99.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.