Form 10-Q
period 2003-03-31
TEXAS PETROCHEMICALS LP
filed 2003-05-15
CIK 1020389

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                             TEXAS PETROCHEMICALS LP

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

     Consolidated Balance Sheet as of March 31, 2003 and June 30, 2002                                     1

     Consolidated Statement of Operations for the three and nine months ended
        March 31, 2003 and 2002                                                                            2
     Consolidated Statement of Cash Flows for the nine months ended
        March 31, 2003 and 2002                                                                            3

     Notes to Consolidated Financial Statements                                                            4

Item 2. Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                                        12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                        19

Item 4.  Controls and Procedures                                                                          19
                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 20

Item 5.  Other Information                                                                                20

Item 6. Exhibits and Reports on Form 8-K                                                                  21

Signature                                                                                                 22

Certifications                                                                                            23

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             TEXAS PETROCHEMICALS LP

                           CONSOLIDATED BALANCE SHEET
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               MARCH 31,         JUNE 30,
                                                                                 2003              2002
                                                                           ---------------    --------------
ASSETS
Current assets:
      Cash and cash equivalents                                              $      409         $   11,765
      Accounts receivable - trade                                                86,235             55,698
      Inventories                                                                34,410             24,162
      Other current assets                                                       20,311             16,965
                                                                             ----------         ----------
          Total current assets                                                  141,365            108,590

Property, plant and equipment, net                                              194,173            203,356
Investment in and advances to limited partnership                                 2,349              2,364
Goodwill, net                                                                   160,395            160,395
Other assets, net of accumulated amortization                                    14,135              9,041
                                                                             ----------         ----------
          Total assets                                                       $  512,417         $  483,746
                                                                             ==========         ==========

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Bank overdraft                                                         $    4,772         $    5,185
      Accounts payable - trade                                                   72,173             63,169
      Payable to parent                                                            -                   677
      Accrued expenses                                                            8,571             17,408
      Current portion of long-term debt                                             268             14,968
      Revolving Credit Facility                                                     -                2,000
                                                                             ----------         ----------
          Total current liabilities                                              85,784            103,407

Revolving Credit Facility                                                        41,558               -
Long-term debt                                                                  266,146            247,899
Deferred income taxes                                                            55,378             57,553

Commitments and contingencies

Partners' equity:
      Limited partner                                                            74,651             85,573
      General partner                                                               754                864
Note Receivable from ESOP                                                        (1,675)            (1,788)
Note Receivable from Parent                                                     (10,179)            (9,762)
                                                                             ----------         ----------
            Total partners' equity                                               63,551             74,887
                                                                             ----------         ----------
              Total liabilities and partners' equity                         $  512,417         $  483,746
                                                                             ==========         ==========


          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                   MARCH 31,                                  MARCH 31,
                                                     ----------------------------------          ---------------------------------
                                                          2003                  2002                 2003                  2002
                                                     -------------         ------------          ------------         ------------
Revenues                                             $     197,818         $    136,578          $    531,302        $     430,814
Cost of goods sold                                         189,085              117,144               500,898              396,534
Non-cash ESOP compensation                                      19                   57                    95                  183
Depreciation                                                 5,590                5,145                16,617               15,287
                                                     -------------         ------------          ------------        -------------
      Gross profit                                           3,124               14,232                13,692               18,810

Selling, general and administrative expenses                 2,884                2,305                 7,824                7,593
                                                     -------------         ------------          ------------        -------------
   Income from operations                                      240               11,927                 5,868               11,217

Interest expense                                             8,597                7,557                23,755               22,663

Other income (expense)
   Non-cash change in fair value of derivatives                 (8)                 971                    70                  895
   Gain on early extinguishment of debt                          -                    -                 3,488                    -
   Other, net                                                  684                  209                 1,029                  340
                                                     -------------         ------------          ------------        -------------
                                                               676                1,180                 4,587                1,235

      Income (loss) before income taxes                     (7,681)               5,550               (13,300)             (10,211)

Provision (benefit) for income taxes                        (2,821)               1,981                (4,869)              (3,489)
                                                     -------------         ------------          ------------        -------------

Net income (loss)                                    $      (4,860)        $      3,569          $     (8,431)       $      (6,722)
                                                     =============         ============          ============        =============

          See accompanying notes to consolidated financial statements.

                             TEXAS PETROCHEMICALS LP

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 2003              2002
                                                                           --------------     --------------
Cash flows from operating activities:
      Net loss                                                              $    (8,431)        $   (6,722)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation of fixed assets                                               16,617             15,287
      Amortization of debt issuance costs and deferred premium                    1,112                901
      Earnings from investment in limited partnership                              (452)              (200)
      Deferred income taxes                                                      (2,175)            (2,377)
      Gain on early extinguishment of debt                                       (3,488)                 -
      Accretion on long-term debt                                                   553                  -
      Non-cash ESOP compensation                                                     95                183
      Non-cash change in fair value of derivatives                                  (70)              (895)
      Non-cash equity transactions with affiliates                                  (19)               530
      Non-cash reduction in ESOP note                                               113                  -
      Non-cash inventory write-down                                               1,061                  -
      Distribution from investment in limited partnership                           467                438
      Change in operating assets and liabilities:
         Increase in accounts receivable                                        (30,537)              (656)
         (Increase) decrease in inventories                                     (11,309)            12,281
         (Increase) decrease in other assets                                     (4,586)             1,823
         Increase (decrease) in accounts payable                                  9,004            (19,293)
         Decrease in payable to parent                                             (677)              (213)
         Decrease in accrued expenses                                            (8,837)            (6,368)
                                                                            -----------         ----------
               Net cash used in operating activities                            (41,559)            (5,281)
                                                                            -----------         ----------

Cash flows from investing activities:
      Capital expenditures                                                       (7,434)            (7,032)
                                                                            -----------         ----------
             Net cash used in investing activities                               (7,434)            (7,032)
                                                                            -----------         ----------

 Cash flows from financing activities:
      Change in bank overdraft                                                     (413)            (1,101)
      Net borrowings under Revolving Credit Facility                             39,558             14,200
      Proceeds from long-term debt                                               55,000                  -
      Payments on long-term debt                                                (47,550)            (7,766)
      Proceeds on note payable for insurance premium, net                           266                  -
      Capital distribution to affiliates                                         (3,094)           (11,755)
      Debt issuance costs                                                        (6,130)                 -
                                                                            -----------         ----------
                Net cash provided by (used in) financing activities              37,637             (6,422)
                                                                            -----------         ----------

Net decrease in cash and cash equivalents                                       (11,356)           (18,735)

Cash and cash equivalents, at beginning of period                                11,765             19,407
                                                                            -----------         ----------

Cash and cash equivalents, at end of period                                 $       409         $      672
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

   GENERAL

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, have been made which are necessary to fairly present the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the interim period ended March 31, 2003. The results of the interim period should not be regarded as necessarily indicative of results that may be expected for the entire year. The financial information presented herein should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 2002. The June 30, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain amounts from prior periods have been reclassified to conform to current period presentation.

2.    LIQUIDITY

     The Company's current liquidity needs arise primarily from interest payments under the Revolving Credit Facility, Term Loan, Discount Notes and the Senior Subordinated Notes, and working capital changes and capital expenditures. The Company's primary source of funds to meet these requirements is net cash flow provided by operating activities and the availability under the Revolving Credit Facility. The Company's liquidity has been constrained by lower levels of profitability in recent periods, including the third quarter, as well as from increased working capital needs arising primarily from high raw material and product prices. As of March 31, 2003, the Company had $60.0 million of calculated availability under the Revolving Credit Facility (of which $41.6 million was used as of March 31, 2003).

     If the Company's liquidity does not substantially improve through a signficant improvement in financial performance, reduction in working capital and/or by accommodation from its debt holders, the Company's liquidity will likely become further constrained in the near future and negatively impact its ability to satisfy all of its obligations. While the Company has currently maintained compliance with all of its financial covenants, the Company will not be in compliance with the fixed charge coverage ratio under the Revolving Credit Facility for

                             TEXAS PETROCHEMICALS LP
the fourth fiscal quarter in the absence of significant improvement in the fourth quarter EBITDA (as defined in the Revolving Credit Facility) over that generated in the third quarter. The fixed charge coverage ratio requires the Company to maintain at least a 1.00 times coverage of EBITDA to the sum of cash interest expense, capital expenditures, cash taxes, scheduled debt amortization and restricted payments for the trailing four fiscal quarters. In order to be in compliance with this ratio, the Company must generate $18.0 million to $19.0 million in EBITDA in the fourth quarter. Given the uncertainty as to whether the Company will meet this test, the Company has begun discussions with its secured debt holders to explore alternatives in the event the test is not satisfied in the fourth quarter. Also if profitability levels do not improve during the fourth quarter, there is a significant likelihood that the Company either will not have the liquidity to make or be restricted by its secured lenders from making interest payments due on July 1, 2003 on the Senior Subordinated Notes or to provide funds to the Parent to pay interest on the Discount Notes. Consequently, the Company has initiated discussions with the holder of the Discount Notes to explore alternatives and may seek to enter into similar discussions with one or more holders of the Subordinated Notes.

     If as a result of any failure by the Company to maintain compliance with the covenants in its debt agreements or to make the interest payments under such agreements, the Company, in the absence of waivers or other agreements with its debt holders, will upon the lapse of any grace periods be in default under its various agreements for borrowed money and will not be able to provide funds to the Parent to pay interest on the Discount Notes. To the extent the Company is in default under any of these obligations, the secured lenders may restrict the Company's ability to drawdown on the Revolving Credit Facility, thereby limiting the Company's ability to continue normal operations and/or the Company's creditors may seek to take actions adverse to the Company. In light of the foregoing, the Company has retained the investment banking firm of Petrie Parkman & Co., Inc. to assist in the evaluation of the Company's financial options including waivers on covenant defaults, restructuring or other financial accommodations with its lenders or in the absence of such restructuring or accommodations, protection under bankruptcy law.

3.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS OF DOLLARS)


INVENTORIES:
                                                   MARCH 31,      JUNE 30,
                                                     2003           2002
                                                  ----------     ----------

         Finished goods                           $   21,137     $   13,444
         Raw materials                                12,039          8,944
         Chemicals and supplies                        1,234          1,774
                                                  ----------     ----------
                                                  $   34,410     $   24,162
                                                  ==========     ==========


OTHER CURRENT ASSETS:
                                                    MARCH 31,     JUNE 30,
                                                      2003          2002
                                                  ------------   ----------

         Catalyst inventory                       $    7,142     $    6,581
         Other receivables                             2,377          4,220
         Prepaid and other                            10,792          6,164
                                                  ----------     ----------
                                                  $   20,311     $   16,965
                                                  ==========     ==========

                             TEXAS PETROCHEMICALS LP


PROPERTY, PLANT AND EQUIPMENT:
                                                                               MARCH 31,         JUNE 30,
                                                                                 2003              2002
                                                                             -----------        -----------
         Chemical plants                                                     $   325,733        $   322,676
         Construction in progress                                                  7,430              5,520
         Other                                                                     9,447              6,982
                                                                             -----------        -----------
                                                                                 342,610            335,178
         Less accumulated depreciation                                           148,437            131,822
                                                                             -----------        -----------
                                                                             $   194,173        $   203,356
                                                                             ===========        ===========


ACCRUED EXPENSES:
                                                                               MARCH 31,         JUNE 30,
                                                                                 2003              2002
                                                                             -----------        -----------
         Accrued interest                                                    $     5,849             12,583
         Property and sales taxes                                                    793              1,641
         Other                                                                     1,929              3,184
                                                                             -----------        -----------
                                                                             $     8,571         $   17,408
                                                                             ==========         ===========


LONG TERM DEBT:
                                                                               MARCH 31,         JUNE 30,
                                                                                 2003              2002
                                                                             -----------        -----------
         Term A Loan                                                         $         -        $     2,864
         Term B Loan                                                                   -             33,718
         Term Loan                                                                55,552                  -
         Revolving Credit Facility                                                41,558              2,000
         Senior Subordinated Notes                                               209,550            225,000
         Deferred premium on Senior Subordinated Notes                             1,046              1,285
         Note Payable for insurance premium                                          266                  -
                                                                             -----------        -----------
                                                                                 307,972            264,867
         Less current maturities                                                     268             16,968
                                                                             -----------        -----------
         Long-term debt                                                      $   307,704        $   247,899
                                                                             ===========        ===========

      On November 26, 2002, the Company completed the refinancing of its existing Bank Credit Agreement, comprised of the Term A Loan, Term B Loan and Revolving Credit Facility. These facilities were initially put in place in 1996 as part of the acquisition of the Company. As part of the refinancing all amounts owed under the Bank Credit Agreement were extinguished with proceeds from a new Revolving Credit Facility and Term Loan. A new three-year Revolving Credit Facility was entered into with a syndicate led by Bank of America as agent. The Revolving Credit Facility provides for availability of up to $60.0 million based on the Company's current borrowing base comprised of eligible accounts receivable and inventory. As of March 31, 2003, the Company had $60.0 million of calculated availability under the Revolving Credit Facility (of which $41.6 million was used as of March 31, 2003), to provide for ongoing operations, debt service, working capital changes and capital expenditures. The Revolving Credit Facility expires on November 26, 2005 and bears interest, at the option of the

                             TEXAS PETROCHEMICALS LP

Company, based on LIBOR plus a margin of 2.5% or the current prime rate. A new Term Loan of $55.0 million was provided under a syndicate led by Credit Suisse First Boston as agent. The Term Loan expires on December 31, 2005 and requires no scheduled reduction of the principal of the loan before termination. The Term Loan bears interest at a rate of 14%, of which 10% is required to be paid monthly in cash with an option to pay the remaining 4% in cash or by adding to the principal of the note, at the Company's discretion. The Company is currently adding the 4% to the principal of the note. The net proceeds provided by the Term Loan and the Revolving Credit Facility at closing were used to extinguish the amounts owed under the Bank Credit Agreement and to repurchase $15.5 million face value of the Senior Subordinated Notes in the market.

      The Senior Subordinated Notes are due in July 2006 and bear interest at 11 1/8% payable semiannually on January 1 and July 1. The Term Loan and Revolving Credit Facility are secured by substantially all the assets of the Company. The Term Loan, Revolving Credit Facility and Senior Subordinated Notes include certain restrictive covenants, which include but are not limited to, maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments, dividends, stock repurchases and sales of assets and subsidiary stock. (See further discussion in the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

      The Company's Houston facility is located in Harris County, Texas, which has been designated as a severe nonattainment area for ozone under the Clean Air Act ("CAA") of 1990. The TCEQ adopted rules amending the State of Texas State Implementation Plan ("SIP") on December 13, 2002, which became effective January 17, 2003. These changes will requires significant reductions in emissions of ozone precursors, including oxides of nitrogen and certain highly reactive volatile organic compounds ("HRVOC's") from the plants in an eight county area including Harris County. The revised SIP will require certain additional emission reductions from the Company's facilities. Such reductions will require the Company to modify existing controls, install additional controls for air emissions, or install new equipment. The revised rules will require most area plants, including the Company's Houston plant, to reduce emissions of nitrogen oxide ("NOx") sufficiently to reduce total area NOx emissions by approximately 80% and place an emissions cap on certain HRVOC's, including those manufactured

                             TEXAS PETROCHEMICALS LP
by the Company's Houston plant. Approval by the EPA of the SIP is expected to occur in 2003. Although the Company is unable at this time to predict with certainty the cost of modifying its facilities to comply with the requirements of the SIP, the Company estimates that such costs could range from $30.0 million to $60.0 million. In February 2003, the Company purchased certain emission allowances ("NOx allowances") for approximately $0.8 million. The purchase of these NOx allowances effectively delays the timing of the Company's capital expenditures to comply with the SIP, previously expected to begin in calendar 2003, to the calendar 2004 to 2007 timeframe.

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have also enacted laws to eliminate the use of MTBE in gasoline with similar timing requirements. The California and New York bans have been challenged in federal court, however the existence of the pending bans has already had a significant impact on the domestic demand for MTBE as several large gasoline marketers in California have taken steps to eliminate or reduce their usage of MTBE in the state. Several of these marketers have converted to ethanol in certain regions of California during the first quarter of calendar year 2003. If the ban in California goes into effect as scheduled, it would further materially reduce MTBE demand. This reduction in MTBE demand already experienced has had a materially adverse effect on sales and operating results from the Company's MTBE business; any further reduction in MTBE demand would also have a materially adverse effect on the operating results of the Company.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements," which expands required disclosures for certain types of guarantees granted after December 31, 2002. The adoption of FIN No. 45 does not require additional guarantee disclosure by the Company.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities," which addresses the recognition, measurement and reporting of costs associated with the exit and disposal activities, including restructuring activities and facility closings. SFAS No. 146 is effective for activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

      In July 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-lived Assets" which requires the recognition and measurement of an asset retirement obligation and its associated asset retirement. Management believes the Company's plant assets have an indeterminate life and therefore no retirement liability has been recorded.

      In July 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial reporting and accounting for goodwill and other intangible assets. This pronouncement stipulates that goodwill should no longer be amortized but rather assessed for impairment at least annually. The Company applied the provisions of SFAS No. 142 for the reported periods and concluded that goodwill was not impaired; however, should the Company determine that its recent financial results become indicative of a permanent decline in the value of the business, then an impairment will be recorded at that time

                             TEXAS PETROCHEMICALS LP

6.      EMPLOYEE STOCK OWNERSHIP PLAN

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of Texas Petrochemical Holdings, Inc. from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to the selling shareholders was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unearned shares related to the loan have been recorded as a note receivable from the ESOP and reflected as a contra account in partners' equity. Unearned shares represent shares purchased by the Trust that have not been allocated to participants' accounts. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the ESOP, has reflected this note as a loan commitment in long-term debt and related unearned shares as a contra account in stockholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller financed note. The Company has historically provided the funds necessary to make the principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding and there can be no assurance that the Company will fund such payments in the future. The holder of the non-recourse note holds a security interest in undistributed Texas Petrochemical Holdings, Inc.'s ("Parent's") common stock purchased from the holder by the Trust, but has no recourse against the Company, the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for shares earned for the nine months ended March 31, 2003 and 2002 was $0.6 million, respectively, which was reported as compensation expense. This contribution is reflective of the number of shares earned by the plan participants in the applicable plan year multiplied by the original cost basis of the shares. As of March 31, 2003 and 2002, 12,075 and 5,175, respectively, of these shares were earned and allocated to the plan participants. Based on the most recent appraised value (June 30, 2002) of the Parent's shares, the fair value of the non-allocated shares at March 31, 2003 was $7.1 million.

     Until a public market has been developed for the Parent's common stock, the participants of the ESOP have the option to put shares that have been distributed to them back to the plan sponsor at the current appraised value of the stock. Under the ESOP, distributions must begin within five years after the end of the plan year in which separation from employment occurred (except for persons who separated from employment on account of death, disability or were 65 years or older at the time of separation from employment, when distributions must begin within one year, rather than five years). Historically, the ESOP has commenced distribution within one year after the end of the plan year in which separation from employment for any reason occurred; however, there can be no assurance that the plan will continue to commence distributions within the historical time frame mentioned. Once a recipient receives a distribution from the ESOP, he may put the stock to the plan sponsor within 60 days of receiving the distribution from the ESOP to the plan sponsor, the plan sponsor can purchase the shares to be distributed at the current appraised value from the ESOP Trust, and the ESOP Trust will then distribute the cash to the employee. This is how distributions have been made under the ESOP to date. Prior to the end of fiscal year 2001, no distributions had been made under the ESOP. Beginning in fiscal year 2002, employees who had separated from employment prior to June 30, 2001 became eligible to receive a distribution. In April 2002, the Company paid $1.7 million to these former employees who were entitled to a distribution. The amount was reflected as a capital distribution to the Parent. Effectively, the future funding of ESOP distributions on account of the put option is required to come from the Company. Unless waived, payment of these amounts is similarly required under the Company's senior bank lending agreements. At March 31, 2003, the put option was valued at $12.4 million based on the number of shares allocated and the most recent (June 30, 2002) appraised share value of $124 per share and is reflected on the financial statements of the Parent. The appraised value of the shares will

                             TEXAS PETROCHEMICALS LP
change on an annual basis after the end of each fiscal year with the issuance of a new appraisal report. In April 2003, the Company paid $0.7 million to qualifying former employees who were due distributions under the ESOP. This amount will be reflected by the Company as a reduction of partner's equity. (See further discussion in the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

7.    ADVANCE TO PARENT

     On August 10, 2001, the Company made a cash payment of $9.3 million to the Parent for scheduled interest payments on the Discount Notes. The payment has been recorded as a note receivable from the Parent and reflected as a contra account in partners' equity. The note is due on August 10, 2010 and bears an interest rate of 6% per annum payable at maturity.

     The Parent utilized the $9.3 million advance to fund semiannual interest payments on the Discount Notes. In January 2002 and July 2002, the Parent made semiannual interest payments of $3.9 million each on the Discount Notes. In January 2003, the Company made a cash dividend of $2.3 million to the Parent to provide sufficient additional cash for the semiannual interest payment of $3.9 million on the Discount Notes due in January 2003. Unless the Company provides additional funding to the Parent or additional capital is raised by the Parent there will not be sufficient cash balances at the Parent to fund the entire semiannual interest payment due in July 2003. A failure to make an interest payment on the Discount Notes within 30 days of the payment due date qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default, the holders of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture, including the right to accelerate the outstanding debt. No assets of the Company secure the obligations of the Parent under the Discount Notes; however, such a default under the Discount Notes indenture would trigger cross default provisions in the Company's Term Loan and Revolving Credit Facility. Under the cross default provisions, the outstanding debt under the Term Loan and Revolving Credit Facility would not be automatically accelerated; however, the lenders under both facilities would possess the right to accelerate the outstanding debt. No cross default mechanism exists under the Senior Subordinated Notes, unless a bankruptcy proceeding were to occur. If a cross default occurs under the Company's Term Loan, Revolving Credit Facility or Senior Subordinated Notes and is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings.

     The Company's Senior Subordinated Notes, Revolving Credit Facility and Term Loan contain provisions that limit the Company's ability to make restricted payments and advance funds from the Company to the Parent, including advances for interest payments on the Discount Notes referred to above. The Senior Subordinated Notes require the Company to maintain a 2.25 to 1.0 coverage of EBITDA (as defined in the indenture) to interest expense, while the Term Loan also requires the Company to have $20.0 million of excess availability under the Revolving Credit Facility after giving effect to the restricted payment, in order to make restricted payments to the Parent. Based on the Company's financial performance during the last twelve months, the Company does not currently meet the required coverage ratio test to make restricted payments. If the Company is unable to meet the required coverage ratio in the future, certain other provisions in the Senior Subordinated Notes allow for certain types of restricted payments to be made outside of the requirements of this test. These provisions allow for restricted payments for certain capital stock transactions limited to $2.0 million, ESOP payments and payments to the Parent pursuant to the Company's Tax Sharing Agreement, even if the Company does not meet the coverage ratio test. Consequently, if the Company decides to make payments to the Parent (by dividend or otherwise) to provide the Parent with funds for payment of the interest on the Discount Notes, such payments, with respect to the

                             TEXAS PETROCHEMICALS LP

Senior Subordinated Notes, will have to be made pursuant to the Tax Sharing Agreement. In addition the ability to make any such payments requires the continued absence of any default, of which we can provide no assurance, under the Term Loan, the Revolving Credit Facility and the Senior Subordinated Notes and compliance with the Revolving Credit Facilities' excess availability requirement. (See further discussion in the Liquidity and Capital Resources section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of the Company included elsewhere in this report.

OVERVIEW

      The Company's revenues are derived primarily from merchant market sales of butadiene, fuel products (MTBE, butene-2 and alkylate) and specialty products (butene-1, isobutylene concentrate, high purity isobutylene, diisobutylene and polyisobutylene). The Company's current period financial results were below the previous year period. The current year financial results were negatively impacted by significant increases in raw material and energy costs, and reduced demand for MTBE. The production of MTBE was reduced during the current period as a result of a dehydro unit being shutdown due to a lack of demand for MTBE and related poor economics on MTBE margins. A portion of the decrease in the current year's financial results was partially offset by higher sales volumes and margins in the butadiene business.

MTBE ENVIRONMENTAL AND MARKET ISSUES

      There is concern in a number of states that MTBE may enter drinking water supplies as a result of leaks in underground gasoline storage tanks. As a result of this concern, California's Governor, Gray Davis, issued an Executive Order banning MTBE from gasoline sold in California as of December 31, 2002. On March 14, 2002, Governor Davis issued Executive Order D-52-02 extending the commencement of the ban to December 31, 2003, based on his finding that it would not be practical to replace MTBE with ethanol by the date of the original ban. Several other states, including New York, have also enacted laws to eliminate the use of MTBE in gasoline with similar timing requirements. The California and New York bans have been challenged in federal court, however the existence of the pending bans has already had a significant impact on the domestic demand for MTBE as several large gasoline marketers in California have taken steps to eliminate or reduce their usage of MTBE in the state. Several of these marketers have converted to ethanol in certain regions of California during the first quarter of calendar year 2003. If the ban in California goes into effect as scheduled, it would further materially reduce MTBE demand. This reduction in MTBE demand already experienced has had a materially adverse effect on sales and operating results from the Company's MTBE business; any further reduction in MTBE demand would also have a materially adverse effect on the operating results of the Company.

      MTBE is one of several components used as gasoline blending stock. MTBE is primarily used to meet oxygenate requirements under the CAA. The primary competing oxygenate is ethanol. While MTBE usage as an oxygenate in gasoline has historically significantly exceeded ethanol usage, ethanol production capacity has been increasing. Ethanol used in gasoline benefits from significant tax subsidies. Congress is considering legislation that would extend an existing tax subsidy and mandate the use of significantly more ethanol in gasoline. Substantial increases in the use of ethanol in gasoline could have a further material adverse affect on the Company. In 2002, measures to increase the use of ethanol and ban the use of MTBE were considered but not adopted by Congress. It is possible such measures or similar measures will be adopted in future congressional sessions. The Company is not able to predict whether such legislation will be adopted. If adopted, however, such legislation would be expected to materially reduce MTBE demand and to have a material adverse effect on the Company's financial results.

      Various scientific bodies have investigated MTBE as a possible human carcinogen. To date, the International Agency on Research on Cancer, the National Toxicology Program, and the California Cancer Identification Committee have found MTBE not to be classifiable as a possible, probable or known human carcinogen. The California Environmental Protection Agency has designated MTBE as a possible human carcinogen. Notwithstanding the foregoing, certain states have established maximum contaminant levels ("MCLs") for MTBE in drinking water supplies ranging from 10 to 17 ppb. If MTBE is found at levels exceeding the MCLs, the water will have to be treated to reduce MTBE concentration to a level at or below the applicable MCLs. The EPA has not yet established MCLs for MTBE, but has published an advisory of 20 to 40 ppb.

      As a result of contamination or threatened contamination of public water wells in Santa Monica and South Lake Tahoe, California, complaints were filed against certain gasoline refiners and MTBE manufacturers. These suits have now been settled. In addition, in July 2002, a New York district court denied class certification for complaints of water well contamination by gasoline containing MTBE from four states against a group of twenty oil companies. The Company was not a party to these actions.

REVENUES

      The following tables set forth the Company's historical revenues and the percentages of historical revenues by product group and volume of products sold for the three and nine month periods ended March 31, 2003 and 2002, respectively.


Revenues
                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    MARCH 31,                             MARCH 31,
                                                                    ---------                             ---------
                                                             2003               2002               2003              2002
                                                       ---------------    --------------       -------------    --------------
                                                                                  (DOLLARS IN MILLIONS)
Butadiene                                              $   55.1    28%    $   26.9   20%       $ 139.2   26%    $   82.7   19%
Fuel Products (1)                                          87.9    44         73.4   53          250.9   47        240.2   56
Specialty Products(2)                                      48.9    25         34.1   25          127.0   24        101.1   23
Other(3)                                                    5.9     3          2.2    2           14.2    3     $    6.8    2
                                                       -------- -----     -------- ----        -------  ---     -------- ----
Total                                                  $  197.8   100%    $  136.6  100%       $ 531.3  100%    $  430.8 100%
                                                       ========   ===     ========  ===        =======  ===     ======== ===

----------
(1)  Includes revenue from sales of MTBE, butene-2 and alkylate.
(2) Includes revenue from sales of butene-1, isobutylene concentrate, high-purity isobutylene, diisobutylene and polyisobutylene.
(3) Includes utility revenues and revenues realized from the Company's terminalling facilities.

Sales Volumes

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    MARCH 31,                             MARCH 31,
                                                                    ---------                             ---------
                                                             2003               2002               2003              2002
                                                       ---------------    --------------      --------------    --------------
                                                                        (MILLIONS OF POUNDS, EXCEPT WHERE NOTED)

Butadiene                                                   226.0              213.0              649.9              610.1
Fuel Products(1)                                             81.9               90.4              254.4              315.4
Specialty Products                                          170.9              163.0              484.1              461.8

----------
(1) Volumes in millions of gallons. Includes 53.3 million, 67.8 million, 185.8 million and 241.1 million gallons of MTBE sales, of which 7.5 million, 8.5 million, 27.7 million and 43.0 million gallons of finished MTBE were purchased for resale for the three and nine months ended March 31, 2003 and 2002, respectively.

RESULTS OF OPERATIONS

      The following table sets forth an overview of the Company's results of operations.

                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    MARCH 31,                              MARCH 31,
                                                                    ---------                              ---------
                                                             2003               2002               2003              2002
                                                       ---------------    --------------     --------------    --------------
                                                                                  (DOLLARS IN MILLIONS)
Revenues                                               $  197.8   100%    $  136.6  100%     $ 531.3   100%     $ 430.8   100%
Cost of goods sold                                        189.1    95        117.1   86        500.9    94         396.5   92
Non-cash ESOP compensation                                                     0.2               0.1                 0.2
Depreciation and amortization                               5.6     3          5.1    4         16.6     3          15.3    4
                                                       --------   ---     --------  ---      -------   ---      --------  ---
      Gross profit                                          3.1     2         14.2   10         13.7     3          18.8    4
Selling, general and administrative expenses                2.9     1          2.3    2          7.8     2           7.6    2
                                                       --------   ---     --------  ---      -------   ---      --------  ---

      Income from operations                           $    0.2     -%    $   11.9    9%     $   5.9     1%    $   11.2     2%
                                                       ========   ===     ========  ===      =======   ===     ========   ===

Three months ended March 31, 2003 compared to three months ended March 31, 2002

   REVENUES

      The Company's revenues increased by approximately 45%, or $61.2 million, to $197.8 million for the three months ended March 31, 2003 from $136.6 million for the three months ended March 31, 2002. Butadiene sales revenues increased $28.2 million during the current period as a result of higher sales prices and sales volumes. Butadiene sales prices increased due to higher demand and the limited availability of product supply. Butadiene product supply has been limited by a global shortage of available crude butadiene from ethylene producers. The increase in butadiene sales volumes resulted from new contract supplies of crude butadiene secured by the Company during the current period. Fuel products sales revenues increased over the prior year quarter as a result of higher sales prices, on lower sales volumes. The sales price for fuel products increased due to higher crude oil and gasoline prices. Specialty products sales revenues were higher than the prior year quarter due to higher sales volumes and sales prices. Specialty products sales volumes increased primarily due to higher polyisobutylene and isobutylene concentrate sales as a result of increased customer demand. Sales prices of specialty isobutyelenes increased due to higher hydrocarbon prices for natural gas and crude oil.

   GROSS PROFIT

      Gross profit decreased by approximately 78%, or $11.1 million, to $3.1 million for the three months ended March 31, 2003 from $14.2 million for the three months ended March 31, 2002. Gross profit was negatively impacted during the current quarter by higher raw material and energy costs, and reduced demand for MTBE. The unfavorable unit margins for MTBE caused the Company to shutdown a portion of MTBE production. One dehydro unit was down for the months of January and February 2003 due to increases in isobutane, methanol and natural gas costs. The gross profit for the current quarter also reflects a $1.1 million non-cash charge for a write-down of MTBE's inventory value to lower of cost or market. The decrease in the current period's gross margin was partially offset by higher butadiene margins on higher volumes. The contract price for butadiene increased three cents per pound during the current period due to the limited availability of product supply. A refund of $0.7 million from the settlement of a sales and use tax claim further offset the decrease in gross margin during the current period. Depreciation expense increased during the current period due to additions of depreciable capital assets.

   INCOME FROM OPERATIONS

      Income from operations decreased by $11.7 million to $0.2 million for the three months ended March 31, 2003 from $11.9 million for the three months ended March 31, 2002. Operating margins during the current period decreased primarily due to the same factors contributing to the decrease in gross profit and higher selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million due to salary expenses and consulting costs. The Company has retained an outside consulting firm to assist in identifying and executing opportunities for future plant efficiencies, improvements and cost reductions.


Nine months ended March 31, 2003 compared to nine months ended March 31, 2002

   REVENUES

      The Company's revenues increased by 23%, or $100.5 million, to $531.3 million for the nine months ended March 31, 2003 from $430.8 million for the nine months ended March 31, 2002. Butadiene sales revenues increased as a result of higher sales prices and sales volumes as compared to the prior year period. Butadiene sales prices increased during the current period due to a limited availability of product supply caused by a global shortage of crude butadiene from ethylene producers. Butadiene sales volumes increased as a result of new contract supplies of crude butadiene secured by the Company during the current period. Fuel products sales revenues increased during the current period as a result of higher sales prices, on lower volumes. Sales prices for alkylate and butene-2 improved over the previous year period due to higher crude oil and gasoline prices. Specialty products sales revenues were higher than the prior year period due to higher sales volumes and higher sales prices. Specialty products sales volumes increased during the current period due to higher polyisobutylene and butene-1 sales as a result of increased customer demand. Sales prices of specialty isobutylenes increased due to higher hydrocarbon prices for natural gas and crude oil.

   GROSS PROFIT

      Gross profit decreased by 27% or $5.1 million to $13.7 million for the nine months ended March 31, 2003 from $18.8 million for the nine months ended March 31, 2002. Gross profit during the current period decreased over the prior year comparable period despite an estimated $13.0 million non-recurring loss in the prior year period from operational problems associated with a fire and flood in May and June 2001. Gross profit was negatively impacted during the current period by higher raw material and energy costs, and reduced demand for MTBE. The unfavorable unit margins for MTBE in the current period forced an economic shutdown, which limited the production of MTBE. In addition, there was one unplanned outage for MTBE production during the first quarter of the current period caused by equipment failure. The gross profit for MTBE during the current period also reflects a $1.1 million non-cash charge for a write-down on MTBE's inventory value to lower of cost or market. A portion of the decrease in the current period's gross margin was partially offset by higher margins for butadiene. Gross profit from sales of butadiene increased significantly during the current period due to higher sales prices and sales volumes. The contract price for butadiene increased during the current period due to the limited availability of product supply. A refund of $0.7 million from the settlement of a sales and use tax claim further offset the decrease in the current period's gross margin. Depreciation expense increased during the current quarter due to additions of depreciable capital assets.

   INCOME FROM OPERATIONS

      Income from operations decreased by 47%, or $5.3 million, to $5.9 million for the nine months ended March 31, 2003 from $11.2 million for the nine months ended March 31, 2002. The decrease in income from operations was primarily due to the same factors contributing to the increase in gross profit described above.

LIQUIDITY AND CAPITAL RESOURCES

   CASH FLOWS

Nine months ended March 31, 2003 compared to nine months ended March 31, 2002

      Net cash used in operating activities was $41.6 million for the nine months ended March 31, 2003 compared to $5.3 million for the nine months ended March 31, 2002. The increase of $36.3 million was primarily due to higher working capital requirements for trade receivables, inventory balances and accounts payable during the current period as compared to the prior year period. The increase in working capital needed for operations was primarily due to rising product prices both for finished products as well as raw materials during the current period as compared to declining product prices in the prior year period. Additionally, a significant decline in inventories occurred in the prior year period due to abnormally high levels of raw materials on June 30, 2001 as a result of plant operational outages in May and June 2001. Net cash used in investing activities was $7.4 million for the nine months ended March 31, 2003 compared to $7.0 million for the nine months ended March 31, 2002. Net cash provided by financing activities was $37.6 million for the nine months ended March 31, 2003 compared to $6.4 million net cash used for the nine months ended March 31, 2002. The increase of $44.0 million was primarily attributable to higher net borrowings on the Revolving Credit Facility to support the increase in working capital needs, a cash payment in the prior year period of $9.3 million to the Parent to fund the scheduled interest payments on the Discount Notes held by the Parent and additional cash made available in the current year period as a result of the completion of the refinancing. See "Liquidity" discussion below.

   LIQUIDITY

     The Company's current liquidity needs arise primarily from interest payments under the Revolving Credit Facility, Term Loan, Discount Notes and the Senior Subordinated Notes, and working capital changes and capital expenditures. The Company's primary source of funds to meet these requirements is net cash flow provided by operating activities and the availability under the Revolving Credit Facility. The Company's liquidity has been constrained by lower levels of profitability in recent periods, including the third quarter, as well as from increased working capital needs arising primarily from high raw material and product prices. As of March 31, 2003, the Company had $60.0 million of calculated availability under the Revolving Credit Facility (of which $41.6 million was used as of March 31, 2003).

     If the Company's liquidity does not substantially improve through a significant improvement in financial performance, reduction in working capital and/or by accommodation from its debt holders, the Company's liquidity will likely become further constrained in the near future and negatively impact its ability to satisfy all of its obligations. While the Company has currently maintained compliance with all of its financial covenants, the Company will not be in compliance with the fixed charge coverage ratio under the Revolving Credit Facility for the fourth fiscal quarter if absence of significant improvement in the fourth quarter EBITDA (as defined in the Revolving Credit Facility) over that generated in the third quarter. The fixed charge coverage ratio requires the Company to maintain at least a 1.00 times coverage of EBITDA to the sum of cash interest expense, capital expenditures, cash taxes, scheduled debt amortization and restricted payments, for the trailing four fiscal quarters. In order to be in compliance with this ratio, the Company must generate approximately $18.0 million to $19.0 million in EBITDA in the fourth quarter. Given the uncertainty as to whether the Company will meet this test, the Company has begun discussions with its secured debt holders to explore alternatives in the event the test is not satisfied in the fourth quarter. Also, if profitability levels do not improve during the fourth quarter, there is significant likelihood that the Company either will not have the liquidity to make, or be restricted by its secured lenders from making interest payments due on July 1, 2003 on the Senior Subordinated Notes or to provide funds to the Parent to pay interest on the Discount Notes. Consequently, the Company has initiated discussions with the holder of the Discount Notes to explore alternatives and may seek to enter into similar discussions with one or more holders of the Subordinated Notes.

     If as a result of any failure by the Company to maintain compliance with the covenants in its debt agreements or to make the interest payments under such agreements, the Company, in the absence of waivers or other agreements with its debt holders, will upon the lapse of any grace periods be in default under its various agreements for borrowed money and will not be able to provide funds to the Parent to pay interest on the Discount Notes. To the extent the Company is in default under any of these obligations, the secured lenders may restrict the Company's ability to drawdown on the Revolving Credit Facility, thereby limiting the Company's ability to continue normal operations and/or the Company's creditors may seek to take actions adverse to the Company. In light of the foregoing, the Company has retained the investment banking firm of Petrie Parkman & Co., Inc. to assist in the evaluation of the Company's financial options including waivers on covenant defaults, restructuring or other financial accommodations with its lenders or in the absence of such restructuring or accommodations, protection under bankruptcy law.

     On November 26, 2002, the Company completed the refinancing of the existing Bank Credit Agreement, comprised of the Term A Loan, Term B Loan and Revolving Credit Facility. These facilities were initially put in place in 1996 as part of the acquisition of the Company. As part of the refinancing all amounts owed under the Bank Credit Agreement were extinguished with proceeds from a new revolving credit facility and term loan. A new three-year Revolving Credit Facility was entered into with a syndicate led by Bank of America as agent. The Revolving Credit Facility provides for availability of up to $60.0 million based on the Company's current borrowing base comprised of eligible accounts receivable and inventory. The eligible borrowing base may be decreased at the reasonable discretion of the lenders, decreasing the amount available under the Revolving Credit Facility. The Revolving Credit Facility expires on November 26, 2005 and bears interest, at the option of the Company, based on LIBOR plus a margin based on excess availability under the line (currently at 2.5%) or the current prime rate. A new Term Loan of $55.0 million was provided under a syndicate led by Credit Suisse First Boston as agent. The Term Loan expires on December 31, 2005 and requires no scheduled reduction of the principal of the loan before termination. The Term Loan bears interest at a rate of 14%, of which 10% is required to be paid monthly in cash with an option to pay the remaining 4% in cash or by adding to the principal of the note, at the Company's discretion. The Company is currently adding the 4% to the principal of the notes. The net proceeds provided by the Term Loan and the Revolving Credit Facility at closing were used to extinguish the amounts owed under the Bank Credit Agreement and to repurchase $15.5 million of the Senior Subordinated Notes in the market. The Term Loan, Revolving Credit Facility and Senior Subordinated Notes include certain restrictive covenants, which include, but are not limited to, maintenance of certain financial ratios and limitations on capital expenditures, indebtedness, investments, dividends, stock repurchases and sales of assets and subsidiary stock. A specific requirement under the Revolving Credit Facility exists relative to liquidity requirements. In each of the periods between June 1 and June 30 and between December 1 and December 31 of each year, the Company is required to maintain a net excess availability under the facility of at least $25.0 million.

     Beginning in January 2002, semiannual cash interest payments of $3.9 million were required under the $57.7 million 13 1/2% Discount Notes issued by the Parent. The Parent does not maintain continuing operations that generate cash flows to meet these interest payments. The Company's ability to fund interest on the Discount Notes issued by the Parent is limited by the terms of the Company's Senior Subordinated Notes, Term Loan and Revolving Credit Facility. On August 10, 2001, the Company made a cash payment of $9.3 million to the Parent for scheduled interest payments on the Discount Notes. In January 2002 and July 2002, the Parent made semiannual interest payments of $3.9 million each on the Discount Notes. In January 2003, the Company made a cash dividend of $2.3 million to the Parent to provide sufficient additional cash for the semiannual interest payment of $3.9 million on the Discount Notes due in January 2003. Unless the Company provides additional funding to the Parent or additional capital is raised by the Parent there will not be sufficient cash balances at the Parent to fund the entire semiannual interest payment due in July 2003.

     A failure to make an interest payment on the Discount Notes within 30 days of the payment due date qualifies as an event of default under the indenture under which the Discount Notes were issued. Upon such a default, the holders of the Discount Notes would be entitled to seek remedies permitted under the provisions of the indenture, including the right to accelerate the outstanding debt. No assets of the Company secure the obligations of the Parent under the Discount Notes; however, such a default under the Discount Notes would trigger cross default provisions in the Company's Term Loan and Revolving Credit Facility. Under the cross default provisions, the outstanding debt under the Term Loan and Revolving Credit Facility would not be automatically accelerated; however, the lenders under both facilities would possess the right to accelerate the outstanding debt. No cross default mechanism exists under the Senior Subordinated Notes, unless a bankruptcy proceeding were to occur. If a cross default occurs under the Company's Term Loan, Revolving Credit Facility or Senior Subordinated Notes and is not waived or an accommodation is not reached with the affected lenders, the Company may have to resort to bankruptcy proceedings.

     The Company's Senior Subordinated Notes, Revolving Credit Facility and Term Loan contain provisions that limit the Company's ability to make restricted payments and advance funds from the Company to the Parent, including advances for interest payments on the Discount Notes referred to above. The Senior Subordinated Notes require the Company to maintain a 2.25 to 1.0 coverage of EBITDA, as defined in the indenture, to interest expense, while the Term Loan also requires the Company to have $20.0 million of excess availability under the Revolving Credit Facility after giving effect to the restricted payment, in order to make restricted payments to the Parent. Based on the Company's financial performance during the last twelve months, the Company does not currently meet the required coverage ratio test to make restricted payments. If the Company is unable to meet the required coverage ratio in the future, certain other provisions in the Senior Subordinated Notes allow for certain types of restricted payments to be made outside of the requirements of this test. These provisions allow for restricted payments for certain capital stock transactions limited to $2.0 million, ESOP payments and payments to the Parent pursuant to the Company's Tax Sharing Agreement, even if the Company does not meet the coverage ratio test. Consequently, if the Company decides to make payments to the Parent (by dividend or otherwise) to provide the Parent with funds for payment of the interest on the Discount Notes, such payments, with respect to the Senior Subordinated Notes, will have to be made pursuant to the Tax Sharing Agreement. In addition the ability to make any such payments requires the continued absence of any default, of which the Company can provide no assurance, under the Term Loan, the Revolving Credit Facility and the Senior Subordinated Notes and compliance with the Revolving Credit Facility's excess availability requirement.

      In August 2001, the TPC Holding Corp. Employee Stock Ownership Trust ("Trust") purchased 69,000 shares of common stock of the Parent from existing shareholders in exchange for cash and seller financing. The cash portion of the offer to the selling shareholders was funded by a loan made by the Company to the Trust. The loan of $2.5 million is financed over a 10-year period at a 6% interest rate. The unearned shares related to the loan have been recorded as a note receivable from the ESOP and reflected as a contra account in partners' equity. Unearned shares represent shares purchased by the Trust that have not been allocated to participant's accounts. The seller financing portion of the offer was financed with a $5.3 million non-recourse note issued from the Trust to a selling shareholder. This note is financed over a 10-year period at a 6% interest rate. TPC Holding Corp., the plan sponsor of the ESOP, has reflected this note as a loan commitment in long-term debt and related unearned shares as a contra account in stockholders' equity. Currently, the Trust does not have sufficient funds to pay the future principal and interest payment requirements under the seller finance note. The Company has historically provided the funds necessary to make the principal and interest payments of $0.8 million on an annual basis; however, there is no commitment or requirement to make such funding and there can be no assurance that the Company will fund such payments in the future. The holder of the non-recourse note holds a security interest in the Parent's undistributed common stock, but has no recourse against the Company, the sponsor or the Trust for non-payment of the note. The Company's contribution to the Trust for the nine months ended March 31, 2003 and 2002 was $0.6 million, respectively, which was reported as compensation expense. This contribution is reflective of the number of shares earned by the plan participants in the applicable plan year multiplied by the original cost basis of the shares. As of March 31, 2003 and 2002, 12,075 and 5,175, respectively, of these shares were earned by and allocated to the plan participants. Based on the most recent appraised value (June 30, 2002) of the Parent's shares, the fair value of the non-allocated shares at March 31, 2003 was $7.1 million.

     Until a public market has been developed for the Parent's common stock, the participants of the ESOP have the option to put shares that have been distributed to them back to the plan sponsor at the current appraised value of the stock. Under the ESOP, distributions must begin within five years after the end of the plan year in which separation from employment occurred (except for persons who separated from employment on account of death, disability or were 65 or older at the time of separation from employment, when distributions must begin within one year, rather than five years). Historically, the ESOP has commenced distribution within one year after the end of the plan year in which separation from employment for any reason occurred; however, there can be no assurance that the plan will continue to commence distributions within the historical time frame mentioned. Once a recipient receives a distribution from the ESOP, he may put the stock to the plan sponsor within 60 days of receiving the distribution from the ESOP to the plan sponsor, the plan sponsor can purchase the shares to be distributed at the current appraised value from the ESOP Trust, and the ESOP Trust will then distribute the cash to the employee. This is how distributions have been made under the ESOP to date. Prior to the end of fiscal year 2001, no distributions had been made under the ESOP. Beginning in fiscal year 2002, employees who had separated from employment prior to June 30, 2001 became eligible to receive a distribution. In April 2002, the Company paid $1.7 million to these former employees who were entitled to a distribution. The amount was reflected as a capital distribution to the Parent. Effectively, the future funding of ESOP distributions on account of the put option is required to come from the Company. Unless waived, -payment of these amounts is similarly required under the Company's senior bank lending agreements. At March 31, 2003, the put option was valued at $12.4 million based on the number of shares allocated and the most recent (June 30, 2002) appraised share value of $124 per share and is reflected on the financial statements of the Parent. The appraised value of the shares will change on an annual basis after the end of each fiscal year with the issuance of a new appraisal report. In April 2003, the Company paid $0.7 million to qualifying former employees who were due distributions under the ESOP. This amount will be reflected by the Company as a reduction of partner's equity.

       CAPITAL EXPENDITURES

      The Company's capital expenditures relate principally to improving operating efficiencies, productivity or environmental compliance. Capital expenditures for the nine months ended March 31, 2003 were $7.4 million. The Company also expenses approximately $20 million annually for ongoing plant maintenance. These maintenance costs are not treated as capital expenditures. The Company plans to spend between $8.0 million and $9.0 million in capital expenditures during the current fiscal year. This includes anticipated capital expenditures of less than $2.0 million related to compliance with SIP requirements (See Note 4 to Consolidated Financial Statements "Environmental Regulation").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no significant quantitative or qualitative changes in the Company's market risk sensitive instruments during the nine months ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90 day period prior to the filing of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

      The forward-looking statements herein are only as of the date of this report. The Company disclaims any obligation to update these statements, and cautions against any undue reliance on them. The Company has based these forward-looking statements on its current expectations and assumptions about future events. These expectations and assumptions are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond the Company's control. The Company is including the following discussion to inform its security holders of some of the risks and uncertainties that can affect the Company and to take advantage of the "safe harbor" protection in forward-looking statements. Please see the risks relating to the Company's business described in more detail in the Company's Form 10-K for the year ended June 30, 2002 in Item 1. Business. These risks, contingencies and uncertainties include, among other matters, the following:

o     operating results could be harmed during economic or industry downturns;
o     potential phase out or ban on the use of MTBE in the U.S.;
o loss of a key customer could reduce cash flow, market share and profitability;
o     competitive pressures affecting the Company's market share;
o loss of senior management and key personnel could adversely affect the Company's financial performance;
o     environmental costs and other expenditures in excess of those projected;
o price volatility of raw material feedstocks can adversely affect financial results;
o the occurrence of unexpected manufacturing outages due to a dependence on a single facility;
o     the occurrence of unexpected product claims or regulations;
o substantial indebtedness could adversely affect the Company's ability to continue normal operations;
o     financial covenants that may restrict the Company's business strategies;
o failure to fulfill financial covenants contained in the Company's debt instruments; and
o     inability to repay debt.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        99.1  CEO Section 906 Certification
        99.2  CFO Section 906 Certification

(b)   Reports on Form 8-K

           On April 17, 2003, the Company filed a Form 8-K announcing a change of executive management and Chairman of the Board. As part of these changes, Bill W. Waycaster, the Company's former President and Chief Executive Officer, retired from the active management of the Company and resigned from the Board of Directors. In connection with his retirement, Mr. Waycaster entered into a separation agreement with the Company under which he will receive $38,500 per month for the next 18 months.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    TEXAS PETROCHEMICALS LP
                                         (Registrant)

                                    By:  TPC Holding Corp.
                                         as General Partner




Dated: May 15, 2003                 By:  /s/   Carl S. Stutts
                                         ----------------------------------
                                                   (Signature)
                                                  Carl S. Stutts
                                         President and Chief Executive Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                 CERTIFICATIONS


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                    /s/  Carl S. Stutts
                                         --------------------------------------
                                         Carl S. Stutts
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 15, 2003                   /s/  Carl S. Stutts
                                        ---------------------------------------
                                        Carl S. Stutts
                                        President and Chief Executive Officer
                                        (Principal Financial Officer)

                                INDEX TO EXHIBIT


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

     99.1               CEO Section 906 Certification
     99.2               CFO Section 906 Certification